Form 10QSB
period 2007-03-31
DIET COFFEE INC
filed 2007-05-21
CIK 1364208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

Commission file number 333-137210

DIET COFFEE, INC.
(Exact name of registrant as specified in its charter)

Delaware	05-0630427
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16 East 40th Street, 12th Floor, New York, New York 10016
(Address of Principal Executive Offices)

Registrant's telephone number: (212) 867-1370

(Former name, former address and former fiscal year, if changed since last report)

16 East 40th Street, 13th Floor, New York, New York 10016

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 18, 2007, the Registrant had 71,513,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________________
Quarterly Report on Form 10-QSB for the
Quarterly Period Ended March 31, 2007

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Balance Sheet as of March 31, 2007:	2
Condensed Statements of Losses for the Three Months Ended March 31, 2007 and 2006 and for the Nine Months Ended March 31, 2007 and for the Period December 19, 2005 (Date of Inception) to March 31, 2006:	3
Condensed Statement of Changes in Deficiency in Stockholders’ Equity for Period December 19, 2005 (Date of Inception) to March 31, 2007:	4
Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2007 and for the Period December 19, 2005 (Date of Inception) to March 31, 2006:	5
Notes to Condensed Financial Statements March 31, 2007:	6-10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14
Item 3. Controls and Procedures	15-16
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits	18
Signatures
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

DIET COFFEE, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)
March 31, 2007

ASSETS
Current Assets:
Cash	$12,691
Accounts receivable, net of allowance for chargebacks of $18,000 (Note B)	78,914
Inventory	30,868
Prepaid expenses and other receivables	35,357

Total assets	$157,830
LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expense liabilities (Note C)	$339,185
Customer deposits	14,014
Total current liabilities	353,199
COMMITMENTS AND CONTINGENCIES (Note G)
(DEFICIENCY IN) STOCKHOLDERS' EQUITY (Note D):
Series A Preferred stock, par value $0.001; 10,000,000 authorized; 50,000 shares issued and outstanding	50
Common stock, $0.001 par value; 200,000,000 authorized; 71,513,000 shares issued and outstanding	71,513
Additional paid in capital	743,286
Accumulated deficit	(1,010,218)
Total (Deficiency in) Stockholders' Equity	(195,369)
Total liabilities and (deficiency in) stockholders' equity	$157,830

See the accompanying footnotes to the unaudited condensed financial statements

DIET COFFEE, INC.
CONDENSED STATEMENT OF LOSSES
(UNAUDITED)

	Three Months Ended March 31,			From December 19, 2005 (date of inception)
	2007	2006	Nine Months Ended March 31, 2007	to March 31, 2006
REVENUES

Sales	$347,688	$-	$$869,095	$-

Cost of sales	99,429	14,763	230,033	14,763

Gross profit (loss)	248,259	(14,763)	639,062	(14,763)

OPERATING EXPENSES

Selling, general and administrative	396,028	102,825	1,203,958	102,825

LOSS FROM OPERATIONS	(147,769)	(117,588)	(564,896)	(117,588)

OTHER INCOME (EXPENSE)

Interest income	800	-	1,864	-

Net loss before provision for income taxes	(146,969)	(117,588)	(563,032)	(117,588)

Income taxes (Note E)	-	-	-	-

NET LOSS	$(146,969)	$(117,588)	$(563,032)	$(117,588)

Net loss per common share (basic and fully diluted)	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average of common shares outstanding (basic and fully diluted)	71,513,000	17,313,889	71,183,394	15,128,641

See the accompanying footnotes to the unaudited condensed financial statements

DIET COFFEE, INC
CONDENSED STATEMENT OF (DEFICIENCY IN) STOCKHOLDER'S EQUITY
From December 19, 2005 (date of inception) to March 31, 2007

	Series A- Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Subscriptions Receivable	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance-December 19, 2005	-	$-		$-	$-	$-	$-	$-	$-
Common stock issued to founders	-	-	67,750,000	67,750	-	(67,750)	-	-	-
Series A preferred stock issued to founders	50,000	50	-	-	-	(50,000)	49,950	-	-
Subscription received	-	-	-	-	-	117,750	-	-	117,750
Sale of common stock (to be issued)	-	-	-	-	640,599	-	-	-	640,599
Net Loss (Restated)	-	-	-	-	-	-	-	(447,186)	(447,186)

Balance-June 30, 2006 (Restated)	50,000	$50	67,750,000	$67,750	$640,599	$-	$49,950	$(447,186)	$311,163
Sale and issuance of common stock	-	-	3,763,000	3,763	(640,599)	-	693,336	-	56,500
Net Loss	-	-	-	-	-	-	-	(563,032)	(563,032)
Balance-March 31, 2007	50,000	$50	71,513,000	$71,513	$-	$-	$743,286	$(1,010,218)	$(195,369)

See the accompanying footnotes to the unaudited condensed financial statements

DIET COFFEE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31, 2007	From December 19, 2005 (date of inception) to March 31, 2006

Net cash used in operating activities	$(372,210)	$(107,338)

Net cash used in investing activities	-	-

Net cash provided by financing activities	56,500	107,500

Net (decrease) increase in cash	(315,710)	162

Cash and cash equivalents at beginning of period	328,401	-

Cash and cash equivalents at end of period	$12,691	$162

See the accompanying footnotes to the unaudited condensed financial statements

DIET COFFEE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Diet Coffee, Inc. (“Company”) was organized on December 19, 2005 under the state laws of Delaware with an original name of “The Diet Coffee Company”. On March 1, 2006, the Company changed its name to the current existing name. Diet Coffee is engaged in the retailing and marketing of an all natural, high energy fat burning specialty coffee that helps individuals lose weight.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. The unaudited condensed financial statements should be read in conjunction with the June 30, 2006 audited financial statements and footnotes thereto.

By March 31, 2007, the Company was no longer in the development stage.

Inventories / Cost of Goods Sold

The Company has adopted a policy to record inventory at the lower of cost or market determined by the first-in-first-out method. The elements of cost that comprise inventory and cost good sold are FOB shipping point costs, freight and destination charges, customs and importation fees and taxes, customer broker fees (if any) and other related costs. The Company provides inventory allowances based on estimates of obsolete inventories. Inventories consist of finished products available for sale to distributors and customers. At March 31, 2007, Finished Goods inventory was $30,868.

Advertising

The Company follows SOP 93-7 whereby charging the costs of advertising to expenses as incurred. The Company charged to operations $357,994 and $24,250 as advertising costs for the nine months ended March 31, 2007 and for the period from December 19, 2005 (date of inception) to March 31, 2006, respectively.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for the period ended June 30, 2006 the Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before March 31, 2007 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to the nine months ended March 31, 2007.

Loss per Share

The Company follows Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”) “Earnings per Share”. Basic and diluted earnings (loss) per share amounts are computed based on net income (loss) divided by the weighted average number of common shares outstanding. The assumed exercise of warrants into 3,763,000 common shares in 2006 was not included in the computation of diluted loss per share because the assumed exercise would be anti-dilutive for the period presented.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements and the management believes that the adoption of SFAS 157 will not have a significant impact on its consolidated results of operations or financial position.

In September 2006, the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect the adoption of this standard will have a material impact on its financial position, operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at March 31, 2007:

March 31, 2007

Accounts receivable	$96,914
Less: allowance for chargebacks	(18,000)

Accounts receivable, net	$78,914

Included in accounts receivable at March 31, 2007 is a $47,898 credit card holdback by a merchant bank that processes payment due for product sales. The merchant bank holdback account is based on the dollar amount of sales and is designed to allow the Company to receive the credit card holdback cash, including interest for the Company, after customer refunds and chargebacks are cleared.

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2007 are as follows:

December 31, 2006

Accounts payable	$123,030
Accrued professional Fees	143,000
Accrued payroll and payroll taxes	63,695
Other accrued liabilities	9,460

Total	$339,185

NOTE D - CAPITAL STOCK

Series A - Preferred stock

The Company has authorized 10,000,000 shares of Preferred stock, par value $0.001, within the limitations and restrictions stated in the Certificate of Incorporation of the Company.

The Company designated and issued of 50,000 shares of Series A - Preferred stock; non convertible. Each share of the Series A- Preferred stock is entitled to 10,000 votes on all matters submitted to the stockholders of the Company. The holders of the Series A-Preferred stock are not granted any preference upon the liquidation, dissolution or winding up of the business of the Company.

Common stock

The Company has authorized 200,000,000 shares of Common stock, par value $0.001, of which 71,513,000 shares are issued and outstanding.

Warrants

The Company issued 3,763,000 warrants to purchase Common stock at a purchase price of $0.50 per share expiring two years from the date of their issuance in 2006.

NOTE E - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  Management estimates that at March 31, 2007, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $1,010,000, expiring in the year 2023, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of March 31, 2007 are as follows:

Non current:
March 31, 2007
Net operating loss carry forward	$303,000
Valuation allowance	(303,000)
Net deferred tax asset	-

NOTE F - STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at March 31, 2007.

		Warrants Outstanding		Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.50	3,763,000	1.32	$0.50	3,763,000	$0.50

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 19, 2005 (date of inception)	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-

Outstanding at June 30, 2006 (Restated)	-	$-
Granted	3,763,000	$0.50
Exercised	-	-
Canceled or expired	-	-

Outstanding at March 31, 2007	3,763,000	$0.50

There are no outstanding options as of March 31, 2007.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with the Company’s President and Chief Executive Officer as well as with the Company's Secretary. In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause. As of March 31, 2007, the Company owes $57,168 in deferred salaries that were incurred in accordance with employment agreements with management.

NOTE H - CONCENTRATIONS

Purchases from the Company's four major suppliers were $210,742 or 91.6% and $0 and 0.0% of total purchases for the nine months ended March 31, 2007 and for the period December 19, 2005 (date of inception) to March 31, 2006, respectively.

NOTE I - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, as of March 31, 2007, the Company incurred losses of $563,032. The Company’s used $372,210 cash to fund the current loss. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its services and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Statements in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document are statements which are not historical or current fact and constitute “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Such forward looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent results of the Company. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms “may”, “will”, “potential”, “opportunity”, “believes”, “belief”, “expects”, “intends”, “estimates”, “anticipates” or “plans” to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

Overview

We are engaged in the direct marketing and distribution of all natural, high energy specialty beverages that help individuals suppress their appetites and reach weight loss goals. We plan to focus our efforts on establishing retail markets through the sale of our products by airing television and radio commercials and infomercials, print advertising and distributing to retail venues including supermarkets, specialty food stores and other mass retail venues. Since our inception on December 19, 2005, we launched our Slim Coffee product line that feature coffee beverages infused with specially formulated dietary supplements. We advertised a uniquely designed version of our Slim Coffee product through airings of our television infomercial and placements of Internet and magazine advertisements. Our net sales for the nine months ended March 31, 2007 and for the period from December 19, 2005 (date of inception) to March 31, 2006, respectively, were generated primarily by customer responding to our advertisements and placing their orders with us through our www.slimcoffee.com website or calling one of our toll-free telephone numbers

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND THE NINE MONTHS ENDED MARCH 31, 2007 AND FOR THE PERIOD FROM DECEMBER 19, 2005 (DATE OF INCEPTION) TO MARCH 31, 2006

Revenue

Our revenue was $347,688 for the three months ended March 31, 2007 versus our revenue of $0 for the three months ended March 31, 2006, an increase of $347,688. Our revenue was $869,095 for the nine months ended March 31, 2007 versus revenue of $0 for the period from December 19, 2005 (date of inception) to March 31, 2006, an increase of $869,095. Revenue increased as a result of our commencing product sales in April 2006.

We are currently focusing on generating revenue by selling our products directly to consumers through their responses to our internet and television advertising. We are advertising our products that have indicated encouraging levels of consumer acceptance. We plan to test market other products under the Slim Coffee line and other products lines. Our direct response sales operation requires that we use cash to purchase, up to two weeks in advance, advertising to run our television infomercials and other media and to purchase, up to eight weeks in advance, products that we sell. We are currently seeking funding that we plan to use for our direct response sales operation and we expect our ability to generate revenues will depend primarily on obtaining funds.

Gross Profit

Our gross profit was $248,259 for the three months ended March 31, 2007 versus our gross loss of $14,763 for the three months ended March 31, 2006, a increase of $263,022. Our gross profit was $639,062 for the nine months ended March 31, 2007 versus our gross loss of $14,763 for the period from December 19, 2005 (date of inception) to March 31, 2006, a increase of $653,825.

Our gross profit percentage for quarter ended March 31, 2007 was 71.4%, as compared to 0.0% for the quarter ended March 31, 2006. Our gross profit percentage for nine months ended March 31, 2007 was 73.5%, as compared to 0.0% for the period from December 19, 2005 (date of inception) to March 31, 2006. Our gross profit percentages for the three and nine month periods ended March 31, 2007 resulted from commencing our direct response sales of Slim Coffee products.

Operating expenses

Our operating expenses were $396,028 for the three months ended March 31, 2007 versus operating expenses of $102,825 for the three months ended March 31, 2006, a increase of $293,203 or 285.2%. Our operating expenses were $1,203,958 for the nine months ended March 31, 2007 versus operating expenses of $102,825 for the period from December 19, 2005 (date of inception) to March 31, 2006, a increase of $1,101,133 or 1070.9%.

For the three and nine months ended March 31, 2007, operating expenses were 113.9% and 138.5%, respectively, of net sales. The decrease in the percentage is primarily attributable to our fixed costs in the three months ended March 31, 2007 being a relatively lower percentage of sales than for the nine months ended March 31, 2007. We are seeking further improvements in the percentage by increasing revenues through expanded and more refined sales and marketing programs.

Net Loss

Our net loss was $146,969 for the three months ended March 31, 2007 versus a net loss of $117,588 for the three months ended March 31, 2006, an increase of $29,381 or 25%. Our net loss was $563,032 for the nine months ended March 31, 2007 versus a net loss of $117,588 for the period from December 19, 2005 (date of inception) to March 31, 2006, an increase of $445,444 or 378.8%.

We recently began operating our business, including efforts to market and sell our products, and revenues generated were not sufficient to cover our operating costs. We are continuing our efforts to market and sell our products in order to generate a higher sales volume and unless and until such time as we generate substantially higher sales volume, we will continue realize net losses.

Our net loss per common share was ($0.00) (basic and diluted) for the three months ended March 31, 2007 as compared to our ($0.01) (basic and diluted) net loss per common share for the three months ended March 31, 2006. Our net loss per common share was ($0.01) (basic and diluted) for the nine months ended March 31, 2007 as compared to our ($0.01) net loss per common share (basic and diluted) for the period from December 19, 2005 (date of inception) to March 31, 2006.

The weighted average number of outstanding shares was 71,513,000 (basic and diluted) for the three-month period ended March 31, 2007 as compared to 17,313,889 (basic and diluted) for the three-month period ended March 31, 2006. The weighted average number of outstanding shares was 71,183,394 (basic and diluted) for the nine months ended March 31, 2007 as compared to 15,128,641 (basic and diluted) for the period from December 19, 2005 (date of inception) to March 31, 2006. For the three and nine months ended March 31, 2007, common stock equivalents derived from shares issuable in conversion of warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. For the periods ended March 31, 2006, no warrants were outstanding.

Liquidity and Capital Resources

Overview

As of March 31, 2007, we had a working capital deficit and negative net worth of $195,369. As of June 30, 2006, we had $311,163 in working capital and net worth of $311,163. Our cash position at March 31, 2007 was $12,691 as compared to $328,401 as of June 30, 2006.

For the nine months ended March 31, 2007, we generated a net cash flow deficit from operating activities of $372,210 consisting primarily of a net loss of $563,032, adjusted primarily for total non-cash additions to net loss of $40,401 and decreases in inventory of $30,868, accounts receivable of $115,868, prepayment and other receivables of $35,357 offset by increases in accounts payable and accrued expenses of $318,685 and customer deposits of $13,829. Our accounts receivable is comprised primarily of funds held aside by the credit card processor we use for processing customer payments of direct response sales. A substantial amount of cash from orders placed by customers and sales has been held back by the credit card merchant banks to establish rolling reserves for the customer payment processing they do for us.

There were no investing activities during the nine months ended March 31, 2007 and we expect capital expenditures to continue to be nominal for the year ending June 30, 2007.

Cash provided by financing activities for the nine months ended March 31, 2007 totaled $56,500 consisting of proceeds from sales of our common stock and warrants that was used to fund operations.

Financings

As of March 31, 2007, we have raised an aggregate of $814,849 in initial financing through the issuance 50,000 Series A preferred stock and 67,750,000 of common stock to founders and 3,763,000 shares issued in a private offering of common stock and warrants totaling $50,000, $67,750 and $697,099, respectively

We temporarily reduced cash required for operating costs by decreasing purchases of media and products, reducing the number staff and consultants and deferring management salaries. We are continuing to manage our liabilities while we seek additional funding that we plan to use for our direct response sales operation. We have recently registered 13,925,500 shares of our outstanding common stock and 3,763,000 common shares underlying outstanding warrants. In addition, we have listed our company on the National Association of Securities Dealers over-the-counter bulletin board market. Management believes that these steps are improving our ability to raise funds from a financing transaction.

Our ability to achieve and sustain profitability is dependent on several factors, including but not limited to our ability to generate liquidity from operations and satisfy our ongoing operating costs on a timely basis.  We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the limited volume and trading history of our stock makes it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

The independent auditor's report on the Company's June 30, 2006 financial statements states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

The effect of inflation on our revenue and operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our Chief Executive Officer concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Except as set forth below, there was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Deficiencies and Corrective Actions Relating to Our Internal Controls over Financial Reporting and Disclosure Controls and Procedures

During the course of the preparation of our March 31, 2007 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition and inventory accounting. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

In order to review the financial condition and prepare the financial disclosures in this document, the Company’s personnel have done detailed validation work with respect to all consolidated balance sheet account balances to substantiate the financial information that is contained in this Form 10-QSB. Additional analysis was performed on consolidated loss statement amounts and compared to prior period (both year over year and consecutive period) amounts for reasonableness. Management is in the process of implementing a more effective system of controls, procedures and other changes in the areas of revenue recognition and inventory accounting to insure that information required to be disclosed in this quarterly report on Form 10-QSB has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and has developed procedures to address them to the extent possible given limitations in financial and manpower resources. Our internal controls depend on an effective integration of our records with the activity reporting systems of certain third party service providers, including our fulfillment service providers and our credit card processors. When we engage a new fulfillment service provider or credit card processor, as we did during the nine months ended March 31, 2007, we need to integrate our records with their activity reporting systems. Among the changes being implemented are:

Revenue Recognition
•	Criteria and procedures established to reconcile invoicing and shipping records

•	Criteria and procedures established to reconcile direct response sales activity records

•	Control function established to review and monitor compliance to new procedures

•	Improved document control and file check out procedures

Inventory Accounting
•	Document control system established and monitored for compliance

•	Cut off procedures formalized and consistently applied

•	Purchasing procedures have been formalized and implementation has begun

Our officer has been working with the Board of Directors to address the improvements regarding deficiencies in the disclosure controls and procedures. We are currently engaged in the implementation of new internal control procedures. Management expects that new associated procedures, once implemented, will correct the deficiencies and will result in disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act, which will timely alert the Chief Executive Officer and Chief Financial Officer to material information relating to our company required to be included in our Exchange Act filings.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Except as disclosed below we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on business, financial condition or operating results.

On March 26, 2007, the Company received a letter from the U.S. Federal Trade Commission (“FTC”) whereby the Company was informed that the FTC is conducting an investigation into advertising claims made for the Company’s weight loss product known as “Slim Coffee”. The purpose of the investigation is to determine whether the Company, in connection with its sales of Slim Coffee, has engaged in unfair or deceptive acts or practices and false advertising. The Company intends to cooperate fully with the investigation being made by the FTC. It is not possible at this time to reasonably assess the outcome of the FTC investigation or its impact on the Company

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer of Diet Coffee, Inc. pursuant to Exchange Act Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Diet Coffee, Inc. pursuant to 18 U.S.C. 1350

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diet Coffee, Inc.

Date: May 21, 2007	/s/ David Stocknoff
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)