Form 10KSB
period 2007-06-30
DIET COFFEE INC
filed 2007-10-18
CIK 1364208

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No: 333-137210

DIET COFFEE, INC.
(Exact name of issuer as specified in its charter)

DELAWARE	05-0630427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
16 East 40th Street, 12th Floor New York, NY 10016 (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(212) 867-1370
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $873,826.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of October 10, 2007: $786,120.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 10, 2007: 72,669,819 shares of common stock.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

ITEM 1. BUSINESS.

Our History

We were incorporated in the State of Delaware on December 19, 2005 and amended our Certificate of Incorporation on March 1, 2006. On March 1, 2006, we changed our name from The Diet Coffee Company, Inc. to Diet Coffee, Inc. Our principal executive offices are located at 16 East 40th Street, 12th Floor, New York, New York. Our telephone number is (212) 867-1370.

Overview of Business

We are engaged in the direct marketing and distribution of consumer products. Our first offering was the Slim Coffee product line, which features coffee beverages. In May 2007, we entered into a license agreement to sell an energy saving compact fluorescent light bulb named the Ionic Bulb. We plan to market the Ionic Bulb through TV infomercials, catalogs, magazines and major U.S. retail and specialty stores and our website www.ionicbulb.com.

Products

We currently have one product for marketing and sale: the Ionic Bulb, which we expect to begin selling in our second fiscal quarter ending December 31, 2007. During the fiscal year ended June 30, 2007, we offered and sold coffee products under the Slim Coffee product line. Beginning in the quarter ended June 30 2007, we stopped marketing and selling of coffee products. We have no current intention to market or sell coffee products in the future.

Ionic Bulb

On May 18, 2007, we entered into a license and supply agreement with an owner of the Ionic Bulb. We intend to sell the Ionic Bulb through our wholly owned subsidiary Zevotek Inc. We seek to penetrate the $40 billion dollar global lighting industry through sales of the Ionic Bulb. The Ionic Bulb combines the performance features of ionic air cleaning technology with those of a 10,000 hour reduced energy use compact fluorescent light bulb (CFL). The Ionic Bulb contains an air purifying microchip ion emitter that is powered by the bulb's own energy. The Ionic Bulb is designed for use in any U.S. home which we believe will not require any special modifications. When illuminated, the Ionic Bulb via silent emission of negative ions helps to eliminate smoke, dust, pollen, pet dander and odors from the air within a surrounding 100 square foot area. The Ionic Bulb is designed for consumer use. We believe the Ionic Bulb product to be a less expensive and space saving alternative to air purifiers.

Industry testing shows CFL bulbs, such as the Ionic Bulb use approximately 1/3 less energy than ordinary incandescent light bulbs. CFL bulbs can be used nearly anywhere that ordinary incandescent lights are used, including recessed fixtures, table lamps, track lighting, ceiling fixtures and porch lights.

Sales and Marketing -Ionic Bulb

We plan to market the Ionic Bulb through TV Infomercials, catalogs, magazines and major U.S. retail and specialty stores and our website www.ionicbulb.com. Our plans can be further described as follows:

Infomercials - We expect to develop and produce both long and short form (spot) direct response television campaigns (infomercials) to be placed in major national broadcast and cable networks. Spot infomercials run between 60 seconds and five minutes and long form infomercials run for 28 minutes. These campaigns will be conducted locally, nationally, or both, depending on the specific product and anticipated demand. As of the date of this annual report, we have not yet produced a new Ionic Bulb infomercial.

Catalog Advertising - Ionic Bulb products may be marketed by third parties that operate catalog sales businesses. We would sell these catalog companies our Ionic Bulb products for sale to their customers. We believe that sales to catalogs are a source of revenue and product exposure to potentially large audiences.

Retail - We have also approached several major national chains and expect to have a comprehensive network of major retailers selling our products. We plan to use independent distributors to assist us with establishing retail sales of our products.

Internet - Our Ionic Bulb products are being made available for sale on our web site www.ionicbulb.com, and are marketed using a streaming video presentation of the Ionic Bulb and its features.

We may create and distribute multimedia emails to selected individuals who purchase products or express an interest in our product line.

Manufacturing and Distribution—Ionic Bulb

We contract with unaffiliated manufacturers outside the U.S. to manufacture our products. We currently have a third party warehouse facility in Milford, Connecticut who previously held inventory and shipped our coffee products. We are in negotiations with this party to provide similar services with respect to our Ionic Bulb product. We may also ship products from manufacturers directly to retailers. Previously, retail customers for our coffee products, in order to minimize their inventory levels, demanded that we fulfill their orders within relatively short time frames. We expect that customers for our Ionic Bulb product may have similar concerns. Consequently, these inventory management practices may require us to carry substantial levels of inventory in order to meet our customers’ needs, which given the required level of working capital has limited our ability to satisfy retail customer orders.

Our Ionic Bulb is manufactured in China and is subject to import duties, which have the effect of increasing the amount we pay to obtain such products.

License Agreements, Trademarks and Patents—Ionic Bulb

License and Supply Agreement

On May 18, 2007, we entered into a License and Supply Agreement with Jason Ryu, the purported sole owner of the Ionic Bulb and the underlying technology. Pursuant to this Agreement, Mr. Ryu granted us an exclusive, commercial license worldwide (except for Japan; Korea and the Peoples Republic of China) for a two-year period to market, distribute, sell and manufacture the product, including access to the patented technology. Under the terms of the License Agreement, we are required to order 100,000 units of Ionic Bulbs within 90 days of execution and 600,000 units each fiscal quarter thereafter. If we purchase at least 5 million units during the initial 2 year term (and any subsequent term), the license will automatically renew for another two year term. We are required to pay the licensor $0.20 per unit for the first 1.5 million units ordered and $0.25 per unit thereafter or 5% of the manufacturing cost, whichever is less.

Patents and Trademarks

  On April 2, 2005, Mr. Ryu (and Mr. Chang Min Lee the co-inventor) filed US Patent Application No. 11/097,767 (Publication No. 20006/0078460) entitled “Anion General for Incorporation into Lighting Apparatuses and Other Appliances” with the US Patent and Trademark Office (“USPTO”). The initial application was rejected on various grounds. Mr. Ryu filed a response and amendment to the initial application with the USPTO on September 9, 2007. As of the date of this Annual Report, the USPTO has not responded this new submission. We cannot offer any assurance that the application will ultimately be approved by the USPTO. In addition, there is an international patent application on file under the Patent Cooperation Treaty (PCT), No PCT/KR2005/002997 (Publication No. WO/2006/031036) entitled Negative Ion Emission Lamp. We intend to file additional applications, as appropriate to protect our rights in the Ionic Bulb.

The initial application for trademark protection for the “Ionic Bulb” brand name was rejected. There is no assurance that trademark protection will ultimately be procured.

Notwithstanding, Mr. Ryu’s and our efforts to protect proprietary rights in the Ionic Bulb, existing trade secret, copyright, and trademark laws afford only limited protection. Further, the assignment of the US Patent Application by the co-inventor has not been perfected by filing with the USPTO. Until such time as this filing is perfected, it is possible that the co-inventor could license the Ionic Bulb to another party. Despite our efforts to protect our proprietary rights and other intellectual property, unauthorized parties may attempt to copy aspects of our products, obtain and use information that we regard as proprietary or misappropriate our copyrights, trademarks, trade dress, and similar proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate. In addition, our competitors might independently develop similar technology or duplicate our products or circumvent any patents or our other intellectual property rights.

Competition—Ionic Bulb

The CFL bulb market is subject to intense competition since new products and sellers are constantly entering the market and competing for consumer dollars. The ease of entry into the market also adds to the highly competitive nature of the industry. We have not begun selling the Ionic Bulb and have not yet achieved a market share, nor do we have a long operating history, large customer base, or substantial financial, development and marketing resources. Our products will compete with many other CFL bulb products that are sold over the Internet and in mass market retail and specialty stores. Maintaining and gaining market share depends heavily on the differentiation of our product’s ionizing features, further product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches.

Regulation—Ionic Bulb

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale (hereafter, collectively “sale” or “sold”) of CFL bulbs, such as those we plan to sell, are subject to regulation by one or more federal agencies, principally the Federal Trade Commission, or FTC, and to a lesser extent the Consumer Product Safety Commission. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States. Among other matters, regulation by the FTC covers product safety and claims made with respect to a product's ability to provide health-related benefits.

Federal agencies, primarily the FTC, have a variety of procedures and enforcement remedies available to them, including the following:

•	initiating investigations,

•	issuing warning letters and cease and desist orders,

•	requiring corrective labeling or advertising,

•	requiring consumer redress, such as requiring that a company offer to repurchase products

•	previously sold to consumers,

•	seeking injunctive relief or product seizures,

•	imposing civil penalties, or

•	commencing civil action and/or criminal prosecution.

In addition, certain state agencies have similar authority. These federal and state agencies have in the past used these remedies in regulating participants in the industry, including the imposition by federal agencies of civil penalties. We cannot assure you that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on our operations. In addition, increased sales of, and publicity about, CFL bulb may result in increased regulatory scrutiny of the CFL bulb industry, including consumer compliance with local regulations for properly disposing of used CFL bulbs which contain trace amounts of mercury.

The sale of our products in countries outside the United States is regulated by the governments of those countries. We are currently attempting to market our products outside of the United States. The Company plans to commence sales in those countries may be prevented or delayed by such regulation. While compliance with such regulation will generally be undertaken by international distributors, we may assist with such compliance and in certain cases may be liable if a distributor fails to comply.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect such additional regulation, when and if it occurs, would have on our business in the future. Such additional regulation could require, however, any or all of the actions listed below, which could have a material adverse effect on our operations:

•	the reformulation of certain products to meet new standards,

•	the recall or discontinuance of certain products,

•	additional record keeping,

•	expanded documentation of the properties of certain products,

•	revised, expanded or different labeling, or

•	additional scientific substantiation.

Coffee Products (Not currently being marketed or sold)

During the fiscal year ended June 30, 2007, we sold coffee products under the Slim Coffee brand. We no longer sell or market coffee products and do not anticipate actively selling coffee products in the fiscal year ending June 30, 2008.

Suppliers--Coffee Products

During the year ended June 30, 2007, we had arrangements with suppliers in Belgium, Italy, Mexico and the United States to supply key product ingredients and manufacture Slim Coffee products on an as needed basis. Our current principal suppliers were American Instants, Inc., Fresh Brew Group, USA, Fine Foods N.T.M., Certified Natural Laboratories, Inc. and Merkacommerce S.A. de C.V.

Sales and Marketing—Coffee Products

During the year ended June 30, 2007, we marketed our coffee products as follows:

Infomercials - We have developed and produced both long and short form (spot) direct response television campaigns (infomercials) to be placed in major national broadcast and cable networks. Spot infomercials run between 60 seconds and five minutes and long form infomercials run for 28 minutes. These campaigns are conducted locally, nationally, or both, depending on the specific product and anticipated demand. As of the date of this registration statement we have broadcase a 28:30 long form infomercial as well as a 2 minute and 1 minute spot infomercial.

Retail - We approached several major national chains to sell our coffee products. We shipped an order to Wakefern General Merchandises which placed Slim Coffee in the Shop-Rite super market stores.

Internet - In addition, we previously offered our products and product lines via our websites: www.slimcoffee.com, www.dietcoffee.net, www.buy-slim-coffee.com, www.buyslimcoffee.com, www.coffee-skinny.com, www.coffee-trim.com, www.coffeeskinny.com, www.diet-coffee.com, www.dietcappuccino.com, www.dietcappucinno.com, www.dietcoffee.tv, www.free-slim-coffee.com, www.freeslimcoffee.com, www.slendercoffee.com, www.slim-coffee.com, www.slimandtrimcoffee.com, www.slimcoffee.tv, www.slimtrimcoffee.com, and www.trim-coffee.com.

Intellectual Property—Coffee Products

We have an oral agreement with a founding shareholder of the Company to license the following trademarks for no consideration until such time such trademarks can properly be transferred to us through the U.S. Patent and Trademark Office:

•	Slim Coffee, applied for on October 12, 2005

•	Diet Coffee, applied for on August 15, 2005

On January 11, 2007, we applied for the “Coffee Slim” trademark with the U.S. Patent and Trademark Office. We have no current plans to pursue the patent for Diet Coffee or the trademark for Coffee Slim at this time.

Employees

As of October 15, 2007 we had one full-time employee, who is our chief executive officer. We have not experienced any work stoppages and we consider relations with our employee to be good.

RISK FACTORS

Risks Relating to Our Business:

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN BASE AN INVESTMENT DECISION.

Our company was formed on December 19, 2005, therefore we have a limited operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales. You should, therefore, consider us subject to the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new business.

WE HAVE NO OPERATING HISTORY IN THE LIGHTING INDUSTRY, WHICH COULD RESULT0 IN ERRORS IN MANAGEMENT AND OPERATIONS.

We recently entered the lighting production and sale market and have no history of operations. We may not be able to manage entry into this market effectively or properly staff operations, and failure to manage our entry into this market effectively could delay our ability to generate profitable operations.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated October 5, 2007, RBSM LLP stated that our consolidated financial statements for the year ended June 30, 2007, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit. Our continued net operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

OUR FAILURE TO COMPLY WITH THE FINAL JUDGEMENT ISSUED BY THE FTC COULD ADVERSELY AFFECT OUR BUSINESS.

On March 26, 2007, we received a letter from the U.S. Federal Trade Commission (“FTC”) whereby we were informed that the FTC is conducting an investigation into advertising claims made for our weight loss product known as “Slim Coffee”. The purpose of the investigation was to determine whether we, in connection with its sales of Slim Coffee, had engaged in unfair or deceptive acts or practices and false advertising. The FTC threatened to file a complaint in the United States District Court, Southern District of New York, alleging False Advertising, unless we and the FTC could reach a satisfactory resolution to the matter. A negotiated settlement has been reached with the FTC under which we did not admit any wrongdoing. On October 5, 2007, we executed a stipulation to a final order and judgment in the amount of $923,910. The full amount of the judgment, and payment of any portion of it is suspended and cannot be reinstated so long as we abide by the reporting and monitoring requirements of the judgment; do not make false advertising claims in connection with any of its products in the future; and our past financial disclosures to the FTC were materially accurate. We expect the stipulation will be executed by the FTC and filed with the United States District Court, Southern District of New York. We expect to comply with terms of the stipulation and do not anticipate incurring a liability for the judgment, however there can be no assurance of compliance. Should we fail to comply with the FTC’s final judgment could have a material adverse

WE ARE REQUIRED TO MAKE ROYALTY PAYMENTS TO THE LICENSOR OF THE IONIC BULB PRODUCT REGARDLESS OF WHETHER WE ULTIMATELY SELL ANY PRODUCTS TO END USERS.

Under the terms of our license and sale agreement relating to the Ionic Bulb, we are required to pay the licensor thereunder royalty payments of $0.20 per unit for the first 1.5 million Ionic Bulb units and $0.15 per unit thereafter. In addition, we are required to order 5 million units during the initial term of the license agreement. These royalty payments are required to be made upon receipt of the units, regardless of whether we ultimately sell the product to third parties. Accordingly, we expect to make minimum royalty payments to licensor of $825,00 during the initial term of the license agreement. If we are unable to successfully market and sell the Ionic Bulb product, this will materially and adversely affect our business operations.

WE LACK PROPER INTERNAL CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the course of the preparation of our June 30, 2007 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition and inventory accounting. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

WE ARE SEEKING ADDITIONAL FINANCING TO FUND OUR WHOLESALE AND DIRECT RESPONSE SALES BUSINESS, AND IF WE ARE UNABLE TO OBTAIN FUNDING WHEN NEEDED, WE MAY NEED TO SCALE BACK OUR OPERATIONS.

We have been financing our operations since our inception in December 19, 2005 with $814,849 in funds invested by our founders raised through a private placement of our common stock. We have used the financing to start up our direct response sales business. We need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our products. Accordingly, we expect to need to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to generate adequate revenues or successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

FAILURE TO PROTECT PROPRIETARY TECHNOLOGY COULD IMPAIR OUR COMPETITIVE POSITION.

The owners of the Ionic Bulb have filed U.S. and foreign patent applications for the Ionic Bulb. Our success will depend in part on our ability to obtain United States and foreign patent protection for the Ionic Bulb and operate without infringing the proprietary rights of third parties. We place considerable importance on obtaining patent protection for significant new technologies, products and processes. Future enforcement of patents and proprietary rights in many other countries may be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions. Our domestic patent position is also highly uncertain and involves complex legal and factual questions. In addition, the assignment by the co-inventor has not yet been perfected in the US Patent and Trademark Office. Until such time as this assignment is perfected, the co-inventor could license the Ionic Bulb technology to another party. The applicant or inventors of subject matter covered by patent applications or patents owned by us may not have been the first to invent or the first to file patent applications for such inventions. Due to uncertainties regarding patent law and the circumstances surrounding our patent applications, the pending or future patent applications we own may not result in the issuance of any patents. Existing or future patents owned by to us may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. Further, any rights we may have under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

LITIGATION OR OTHER DISPUTES REGARDING PATENTS AND OTHER PROPRIETARY RIGHT MAY BE EXPENSIVE AND HARM OUR ABILITY TO OPERATE.

The manufacture, use or sale of the Ionic Bulb may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, or fail to successfully defend an infringement action or have the patents we are alleged to infringe declared invalid, we may:

•	incur substantial money damages;

•	not be able to obtain any required license on favorable terms, if at all.

In addition, if another party claims the same subject matter or subject matter overlapping with the subject matter that we have claimed in a United States patent application or patent, we may decide or be required to participate in interference proceedings in the United States Patent and Trademark Office in order to determine the priority of invention. Loss of such an interference proceeding would deprive us of patent protection sought or previously obtained and could prevent us from commercializing our products. Participation in such proceedings could result in substantial costs, whether or not the eventual outcome is favorable. These additional costs could adversely affect our financial results.

WE MAY BE UNABLE TO MANAGE BUSINESS GROWTH OR IMPLEMENT OUR EXPANSION STRATEGY.

Our executive officer has limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. He may not successfully or efficiently manage our transition into a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. In particular, these new obligations will require substantial attention from our management and divert his attention away from the day-to-day management of our business, which could materially and adversely impact our business operations.

Furthermore we may not be able to establish markets for our products, or implement the other features of our business strategy at the rate or to the extent presently planned because we are a small company. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

OUR FUTURE OPERATIONS ARE CONTINGENT ON OUR ABILITY TO RECRUIT EMPLOYEES TO EXPAND OUR DIRECT RESPONSE SALES BUSINESS.

In the event we are able to obtain necessary funding to establish our wholesale and direct response sales business, we expect to experience growth in the number of employees and the scope of our operations. In particular, we may hire additional sales, marketing and administrative personnel to advance our Ionic Bulb product sales. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. We believe that our ability to increase our customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to our future success.

DUE TO THE HIGH LEVEL OF COMPETITION IN THE MARKETING AND SALE OF CONSUMER PRODUCTS, WE MIGHT FAIL TO COMPETE EFFECTIVELY, WHICH WOULD HARM OUR FINANCIAL CONDITION AND OPERATING RESULTS.

The business of marketing consumer products is highly competitive and sensitive to the introduction of new products, which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce for their direct response sales business. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and better-developed distribution channels than we do. Our present or future competitors in these industries may be able to develop new products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. For example, if our competitors develop CFC light bulbs that prove to be more effective than our products, demand for our Ionic Bulb products could be reduced. Accordingly, we may not be able to compete effectively in our markets and competition may intensify.

We are also subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market other types of products. We compete for global customers and distributors with regard to consumer products. In addition, because the industry in which we operate is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete with us for our distributors and customers.

We expect that new competitors are likely to join existing competitors. Many of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we have. In the event that such a competitor expends significant sales and marketing resources in one or several markets we may not be able to compete successfully in such markets. We believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce costs commensurate with such price reductions. If our competitors were to provide better and more cost effective products, our business initiatives could be materially and adversely affected.

ADVERSE PUBLICITY ASSOCIATED WITH OUR PRODUCTS, OR THOSE OF SIMILAR COMPANIES, COULD HARM OUR FINANCIAL CONDITION AND OPERATING RESULTS.

The size of our distribution force and the results of our operations may be significantly affected by the public's perception of our Ionic Bulb product line, our Company, similar products in the industry, similar companies in the industry. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, that questions the benefits of our or similar products, or that claims that such products are ineffective could have a material adverse effect on our reputation, the demand for our products, and our ability to generate revenues. This perception is dependent upon opinions concerning:

•	the safety and quality of our products and ingredients;

•	the safety and quality of similar products and ingredients distributed by other companies;

•	our distributors; and

•	the direct selling business generally.

Adverse publicity concerning any actual or purported failure of us or our distributors to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our network marketing program, the licensing of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on our goodwill and could negatively affect our ability to attract, motivate and retain distributors, which would negatively impact our ability to generate revenue. We cannot ensure that all distributors will comply with applicable legal requirements relating to the advertising, labeling, licensing or distribution of our products.

In addition, our distributors' and consumers' perception of the safety and quality of our Ionic Bulb products as well as similar products distributed by other companies can be significantly influenced by national media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers' use or misuse of our products or our direct response sales business, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could negatively impact our reputation or the market demand for our products.

Adverse publicity relating to us, our products, including our Ionic Bulb product line, our direct response sales business or our operations, or the attractiveness or viability of the financial opportunities provided thereby could have a negative effect on our ability to attract, motivate and retain distributors. Adverse publicity may cause a rapid, substantial loss of distributors, a decline in consumer interest in our direct marketing campaigns and a corresponding reduction in sales. We expect that negative publicity will, from time to time, negatively impact our business in particular markets.

ADDITIONAL FINANCING WILL BE NECESSARY FOR THE IMPLEMENTATION OF OUR MARKETING STRATEGY FOR OUR IONIC BULB PRODUCTS.

In developing and implementing our marketing strategy for our Ionic Bulb products, we will need to create additional infomercials and print ad campaigns. Once the marketing plans are implemented we will need to hire additional employees for the operation of our business. Accordingly we expect to need to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. Furthermore, debt financing, if available, will require payment of interest, fees and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding will jeopardize our ability to continue our business and operations.

OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL SUFFER IF WE DO NOT ACCURATELY FORECAST CUSTOMERS' DEMANDS FOR OUR IONIC BULB PRODUCTS.

Because of our reliance on third-party manufacturers located in China, the production lead times are relatively long. Therefore, we must commit to production well in advance of customer orders for our Ionic Bulb products. If we fail to forecast consumer demands accurately, we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are canceling orders or returning products. Our relatively long production lead time may increase the amount of inventory and the cost of storing inventory. Additionally, changes in retailer inventory management strategies could make inventory management more difficult. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

OUR DIRECT RESPONSE SALES OPERATION IS DEPENDENT ON HAVING ADEQUATE CREDIT CARD ACTIVITY PROCESSING CAPACITY WITH THE MAJOR CREDIT CARD COMPANIES AND A CREDIT CARD PROCESSOR.

A third party credit card processor regulates our daily credit card sales order volume and sets limits as to the maximum daily sales volume it will process. In addition, credit card companies, such as Visa and MasterCard, and credit card processors typically maintain a record of the level of customer requests to have charges for our products reversed (chargebacks). The credit card companies and processors may impose increased deposit requirements and fines for “high chargeback levels”, may modify our daily sales volume limit, make a demand for additional reserves or even discontinue doing business with us. The direct response business is known for relatively high chargeback levels and we may experience periods of higher than accepted levels of chargeback activity that could lead to fines and disruptions in credit card processing of customer orders. We endeavor to maintain reasonable business practices and customer satisfaction, which in part, can contribute to lower levels of chargeback activity. Nevertheless, excess chargeback activity could result in our being unable to have customers pay us using credit cards.

WE RELY ON OTHERS FOR PRODUCTION OF OUR IONIC BULB PRODUCTS, AND ANY INTERRUPTIONS OF THESE ARRANGEMENTS COULD DISRUPT OUR ABILITY TO FILL CUSTOMERS' ORDERS AND HAVE A MATERIAL IMPACT ON OUR ABILITY TO OPERATE.

We obtain our products for our Ionic Bulb product line from third party suppliers. Any increase in labor, equipment, or other production costs could adversely affect our cost of sales. Qualifying new manufacturers is time-consuming and might result in unforeseen manufacturing and operations problems. The loss of our relationships with our manufacturers or our inability to conduct our manufacturing services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in revenue would harm the business.

We depend on manufacturers to maintain high levels of productivity and satisfactory delivery schedules. Our manufacturers serve many other customers, a number of which have greater production requirements than we do. As a result, our manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice. We may encounter manufacturing delays and longer delivery schedules in commencing volume production of new products. Any of these problems could result in our inability to deliver products in a timely manner and adversely affect our operating results. We depend to a great extent on our manufacturers for the safety, purity, and potency of our products.

We currently outsource significant portions of our business functions, including, but not limited to, warehousing, customer service, inbound call center functions and payment processing for all direct response sales, customer order fulfillment, and product returns processing and shipping. From time to time we have experienced interruptions in these essential services for varying periods of time and future interruptions can and will occur. If such interruptions occur for extended periods of time, our operations may be materially adversely affected.

ANY MATERIAL INCREASE IN THE COST OF THE RAW MATERIALS USED TO MANUFACTURE OUR PRODUCTS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR COST OF SALES.

As a cost efficiency measure and due to the relative size of our business, we do not manufacture our own product line but contract and depend on such supply and manufacture to third parties. We do not have contracts with our supplier of our Ionic Bulb product. We are subject to variations in the prices of the raw materials used in the manufacture of our products. We may not be able to pass along any cost increases to our customers and in the event that we are unable to raise prices, we would experience. As a result, any material increase in the cost of raw materials used in the manufacture of our Ionic Bulb product could have a material adverse effect on our cost of sales.

WE ARE DEPENDENT UPON KEY PERSONNEL AND CONSULTANTS.

Our success is heavily dependent on the continued active participation of our current executive officer listed under “Management.” Loss of the services of this officer could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depends on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. The inability of us to attract and retain the necessary managerial personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

WE ARE CONTROLLED BY OUR PRINCIPAL STOCKHOLDER.

Our principal stockholder, Sale-A-Vision, Inc. owns approximately 47% of the outstanding shares of our common stock. Furthermore, Sale-A-Vision, Inc., own 50,000 shares of Series A Preferred Stock, which constitutes all issued and outstanding Series A Preferred Stock. Series A Preferred Stock are not convertible to common stock and have no liquidation preference; the holders of the Series A Preferred Stock are entitled to 10,000 votes per share. Accordingly, Sale-A-Vision owns approximately 94% of all votes entitled to vote on any matter presented to our stockholders. So long as this principal stockholder controls a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval.   This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

THERE IS PRESENTLY A LIMITED MARKET FOR OUR COMMON STOCK. ANY FAILURE TO DEVELOP OR MAINTAIN A TRADING MARKET COULD NEGATIVELY AFFECT THE VALUE OF OUR SHARES AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO SELL YOUR SHARES.

Prior to this offering, there has been no public market for our common stock and a public market for our common stock may not develop upon completion of this offering. While we will attempt to have our common stock quoted on the Over-The-Counter Bulletin Board, since the OTC Bulletin Board is a dealer system we will have to seek market-makers to provide quotations for the common stock and it is possible that no market-maker will want to provide such quotations. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us. Even if a market for our common stock does develop, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Even if our common stock is quoted on the OTC Bulletin Board under the symbol, the OTC Bulletin Board provides a limited trading market. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the Over-The-Counter Bulletin Board, such as us we are seeking to become, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

WE MAY NOT BE ABLE TO IMPLEMENT SECTION 404 OF THE SARBANES-OXLEY ACT ON A TIMELY BASIS.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting.  This requirement will first apply to our annual report on Form 10-KSB for the fiscal year ending June 30, 2008.  In addition, commencing with our annual report for the fiscal year ending June 30, 2009 our independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.

We have not yet developed a Section 404 implementation plan.  We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.  How companies should be implementing these new requirements including internal control reforms to comply with Section 404’s requirements and how independent auditors will apply these requirements and test companies’ internal controls, is still reasonably uncertain.

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404.  We can not assure you that we will be able to complete a Section 404 plan on a timely basis.  Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

WE DO NOT INTEND TO PAY DIVIDENDS FOR THE FORSEEABLE FUTURE

We currently intend to retain earnings, if any, to support our growth strategy.

ITEM 2. DESCRIPTION OF PROPERTY.

We sublease approximately 500 square feet of office space located at 16 East 40th Street, New York, New York 10016 at a rate of approximately $3,500 per month. The sublease for the New York office space commenced on May 1, 2006 and is on a month-to-month basis. We also contract with a third party logistics company for fulfillment services and the use of warehouse space in Orange, Connecticut on standard terms. Due to payment issues, our relationship with the owner of the warehouse space is not favorable. If we are unable to resolve this issue, we may need to contract with a new company for warehouse space and management believes it will be able to locate additional space on reasonable terms, if necessary. We do not own any property.

ITEM 3. LEGAL PROCEEDINGS.

On March 26, 2007, Diet Coffee, Inc. (the “Company”) received a letter from the U.S. Federal Trade Commission (“FTC”) whereby the Company was informed that the FTC is conducting an investigation into advertising claims made for the Company’s weight loss product known as “Slim Coffee”. The purpose of the investigation was to determine whether the Company, in connection with its sales of Slim Coffee, engaged in unfair or deceptive acts or practices and false advertising. The FTC threatened to file a complaint in the United States District Court, Southern District of New York, alleging False Advertising, unless the Company and the FTC could reach a satisfactory resolution to the matter. A negotiated settlement has been reached with the FTC under which the Company, its officers and directors did not admit any wrongdoing. On October 5, 2007, the Company executed a stipulation to a final order and judgment in the amount of $923,910. The full amount of the judgment, and payment of any portion of it is suspended and cannot be reinstated so long as the Company abides by the reporting and monitoring requirements of the judgment; does not make false advertising claims in connection with any of its products in the future; and its past financial disclosures to the FTC were materially accurate. The Company expects stipulation will be executed by the FTC and filed with the United States District Court, Southern District of New York. The Company expects to comply with terms of the stipulation and does not anticipate incurring a liability for the judgment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the quarter ended June 30, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the OTC Bulletin Board under the symbol “DCFF.” The following table shows the high and low bid prices for our common stock for each quarter since May 29, 2007 (the first day our stock began trading on the OTC Bulletin Board) as reported by the OTC Bulletin Board. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

May 29, 2007 to June 30, 2007 (OTC Bulletin Board)	High Bid	Low Bid
Fourth quarter	$2.00	$0.20

As of October 11, 2007, there were approximately 49 record holders of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans. We did not have any equity compensation plans as of the year ended June 30, 2007

On August 29, 2007, our board of directors adopted the 2007 Stock Incentive Plan. The purpose of our 2007 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 21,450,000 shares, subject to adjustment.

Our compensation committee which is appointed by our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Any decision made, or action taken, by the compensation committee or our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

The compensation committee or our board of directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the board of directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our board of directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company.

In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan.

Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest.

RECENT SALES OF UNREGISTERED SECURITIES

On July 24, 2007, we issued 181,819 shares of common stock to Jason Ryu as partial consideration under the terms of that certain License and Supply Agreement. Our board valued the common stock at $0.15 per share, for a total value of $22,273. The issuance was exempt under Section 4(2) of the Act.

On September 10, 2007, we issued 50,000 shares of common stock to Island Capital Management LLC pursuant to the terms of our agreement with them as a compensatory stock grant. Our board valued the common stock at $0.05 per share, for a total value of $2,500. The issuance was exempt under Section 4(2) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this report.

The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited financial statements and related notes included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements, which are not historical facts contained in this Report, including this Management’s discussion and analysis of financial condition and results of operation, and notes to our unaudited financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, our expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the Securities and Exchange Commission.

The safe harbor for forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 excludes issuers of “penny stock” (as defined under Rule 3a51-1 of the Securities Exchange Act of 1934). Our common stock currently falls within that definition

All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this report.

Company History

We were incorporated in the State of Delaware on December 19, 2005 and amended our Certificate of Incorporation on March 1, 2006. On March 1, 2006, we changed our name from The Diet Coffee Company, Inc. to Diet Coffee, Inc. Our principal executive offices are located at 16 East 40th Street, 12th Floor, New York, New York. Our telephone number is (212) 867-1370.

We are engaged in the direct marketing and distribution of consumer products. Our first offering was the Slim Coffee product line, which featured coffee beverages. We no longer sell or market Slim Coffee products and do not anticipate selling Slim Coffee products in the fiscal year ended June 30, 2008. In May 2007, we entered into a license agreement to sell an energy saving compact fluorescent light bulb named the Ionic Bulb. We plan to market the Ionic Bulb through TV infomercials, catalogs, magazines and major U.S. retail and specialty stores and our website www.ionicbulb.com.

Comparison of Fiscal Years Ended June 30, 2007 To June 30, 2006

Results of Operations

Revenue

We are engaged in the direct marketing and distribution of consumer products. We plan to focus our efforts on establishing retail markets through the sale of our products by airing television and radio commercials and infomercials, print advertising and distributing to retail venues including supermarkets, specialty food stores and other mass retail venues. Since our inception on December 19, 2005, we launched our Slim Coffee product line that feature coffee beverages infused with specially formulated dietary supplements. We advertised a uniquely designed version of our Slim Coffee product through airings of our television infomercial and placements of Internet and magazine advertisements. Our net sales of $873,826 and $58,590 for the fiscal year ended June 30, 2007 and for the period from December 19, 2005 to June 30, 2006 (short year), respectively, were generated primarily by customer responding to our advertisements and placing their orders with us through our www.slimcoffee.com website or calling one of our toll-free telephone numbers. We no longer sell or market Slim Coffee products and do not anticipate actively selling Slim Coffee products in the fiscal year ending June 30, 2008.

Gross Profit

Our gross profit was $571,390 for the fiscal year ended June 30, 2007 and our gross profit percentage was 65.4% for the year then ended. Our gross profit was $18,591 for the period from December 19, 2005 (date of inception) to June 30, 2006 (short year) and our gross profit percentage was 31.7% for the period then ended. Our gross profit percentage for the fiscal year ended June 30, 2007 increased as a result of our expanding our direct response sales business, with the increase partially offset by a $28,466 charge we incurred for writing off the remainder of our Slim Coffee product inventory.

Operating expenses

Operating expenses for the fiscal year ended June 30, 2007 were $1,424,984 and consisted primarily of $377,162 in media advertising, $246,821 in sales order fulfillment and warehousing costs, $274,852 in personnel costs, and $321,340 for professional and other consulting fees. Operating expenses for the period from December 19, 2005 (date of inception) to June 30, 2006 (short year) were $466,165 and consisted primarily of $164,926 in media advertising, $68,119 for infomercial development costs, $7,212 for order fulfillment costs, $85,891 in personnel costs, and $101,723 for professional and other consulting fees.

For the fiscal year ended June 30, 2007 and for the period from December 19, 2005 (date of inception) to June 30, 2006 (short year), selling, general and administrative expense was 163.1% and 795.6%, respectively, of net sales. The decrease in the percentage is primarily attributed to the improvement in the level of direct response sales generated in relation to the amount spent on media advertising and promotion. For the fiscal year ended June 30, 2007, we generated $873,826 in revenue and spent $377,162 on media advertising as compared to $58,590 in revenue and $164,926 in media advertising for the period from December 19, 2005 (date of inception) to June 30, 2006 (short year). We are seeking further improvements with our planned sales and marketing programs for the Ionic Bulb product.

Net Income and Loss

Our net loss was $851,230 for the fiscal year ended June 30, 2007 and our net loss was $447,186 for the period from December 19, 2005 (date of inception) to June 30, 2006. We recently began operating our business, including efforts to market and sell our products, and revenues generated were not sufficient to cover our operating costs. We are continuing our efforts to market and sell our products in order to generate a higher sales volume and unless and until such time as we generate substantially higher sales volume, we will continue realize net losses.

Our net loss per common share was ($0.012) (basic and diluted) for fiscal year ended June 30, 2007 as compared to our ($0.007) (basic and diluted) net loss per common share for the period from December 19, 2005 (date of inception) to June 30, 2006.

The weighted average number of outstanding shares was 71,265,570 (basic and diluted) for fiscal year ended June 30, 2007 as compared to 67,750,000 (basic and diluted) for the period from December 19, 2005 (date of inception) to June 30, 2006. The weighted average number of outstanding shares was 71,040,055 (diluted) for Fiscal 2007. For fiscal year ended June 30, 2007 and for the period from December 19, 2005 (date of inception) to June 30, 2006, common stock equivalents derived from shares issuable in conversion of the warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Liquidity and Capital Resources

Overview

As of June 30, 2007, we had a working capital deficit and negative net worth of $483,567. As of June 30, 2006, we had working capital and net worth of $311,163. Our cash position at June 30, 2007 was $89 as compared to $328,401 as of June 30, 2006.

For fiscal year ended June 30, 2007, we generated a net cash flow deficit from operating activities of $384,812 consisting primarily of a net loss of $851,230, adjusted primarily for an increase in accounts payable and accrued expenses of $463,456.

Cash provided by financing activities totaled $56,500 consisting of proceeds from sales of our common stock. In July 2006, the Company sold 285,000 shares of its common stock at a net average of $0.185 per share. As part of the sale of common stock we issued 285,000 warrants to purchase our common stock at a price of $0.50 per share expiring two years from the date of issuance.

We expect capital expenditures to be nominal for the year ending June 30, 2007. These anticipated expenditures are for continued investments in property and equipment used in our business and software for our accounting and information systems.

Financing

As of June 30, 2007, we have raised an aggregate of $814,849 in initial financing through the issuance 50,000 Series A preferred stock and 67,750,000 shares of common stock to founders and 3,763,000 shares issued in a private offering of common stock and warrants totaling $50,000, $67,750 and $697,099, respectively.

Financing Needs

Since our inception on December 19, 2005 to June 30, 2007, we have generated revenues of $932,416 and have incurred a net loss of $1,298,416. It is hoped that we will begin to achieve sustainable revenues within the next 12 months, of which there can be no guarantee. Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

The independent auditor's report on our June 30, 2007 financial statements included in this Annual Report states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

The effect of inflation on our revenue and operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Financial Reporting Release No. 60, recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The notes to the consolidated financial statements include a summary of significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC requires all companies to include a discussion which addresses, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following is a brief discussion of the more significant accounting policies and methods used by us.

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

On an on-going basis, we evaluate our estimates. The most significant estimates relate to our recognition of revenue, the allowance for doubtful accounts receivable and inventory valuation reserves.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue when we ship our product to customers. Customers at times request credits for returned product or in connection with incentives such as cooperative advertising agreements. We reduce sales or increase selling, general, and administrative expenses, depending on the nature of the credits, for estimated future credits to customers. Management bases such estimates either on historical information about credits issued, relative to total sales, or on specific knowledge of incentives offered to retailers.

Valuation of Accounts Receivable

Our allowance for doubtful accounts reflects our best estimate of probable losses, determined principally on the basis of historical experience and specific allowances for known troubled accounts.

Inventories

Inventories consist almost entirely of finished goods. We account for inventory using a first-in-first-out system in which we record inventory on our balance sheets at the lower of our cost or net realizable value. A product’s cost is comprised of the amount that we pay our manufacturer for product, tariffs and duties associated with transporting product across national borders and freight costs associated with transporting the product from our manufacturers to our warehouse locations. When circumstances dictate that we use net realizable value in lieu of cost, we base our estimates on expected future selling prices less expected disposal costs. The Cost of goods sold line item on the Statements of Operations is comprised of the book value (lower of cost or net realizable value) of inventory sold to customers during the reporting period.

Off Balance Sheet Arrangements

None

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, our President, Chief Financial Officer and Director carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our President, Chief Financial Officer and Director concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the course of the preparation of our June 30, 2007 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition and inventory accounting. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

  In addition, we have a limited number of employees and is not able to have proper segregation of duties based on the cost benefit of hiring additional employees solely to address the segregation of duties issue. We determined the risks associated with the lack of segregation of duties are insignificant based on the close involvement of management in day-to-day operations (i.e. tone at the top, corporate governance, officer oversight and involvement with daily activities, and other company level controls). We limited resources available and the limited amount of transactions and activities allow for compensating controls.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

In addition, our President, Chief Financial Officer and Director has determined that no change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended June 30, 2007 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

Our President, Chief Financial Officer and Director is in the process of implementing a more effective system of controls, procedures and other changes in the areas of revenue recognition and inventory accounting to insure that information required to be disclosed in this annual report on Form 10-KSB has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.

The Company is required to be in compliance with the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control for the year ending June 30, 2008. Since inception, the Company has experienced severe cash flow problems and as a result has not had the resources to address fully the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented . Failure to develop adequate internal control and hiring of qualified accounting personnel may result in a “material weakness” in the Company’s internal control relating to the above activities.

ITEM 8B. OTHER INFORMATION.

Consulting Agreements

Effective October 12, 2007, we entered into Consulting Agreements with each of Messrs. Stocknoff and Attarian pursuant to which they will provide sales and product marketing services. The term of the agreement is for 1 month and shall automatically renew on a month-to-month basis unless earlier terminated pursuant to the terms thereof. As compensation for their services, we agreed to pay them $8,000 per month. Beginning in January 2008, the compensation will increase to $12,000 per month at which time we may pay all or part of such compensation in shares of our common stock (on the terms provided therein).

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Officers

The following table shows the names and ages of our directors and executive officers and the positions they hold as of the date of this Annual Report.

Name	Age	Position(s)
Adam J. Engel	36	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Mr. Adam J. Engel, has been our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and our sole director since October 12, 2007. From April 2002 to July 31, 2007, Mr. Engel was employed by Washington Mutual Bank, most recently in the position of Account Executive. Mr. Engel received a B.S. Degree in Political Science from SUNY, Oneonta.

During the Fiscal year ended June 30, 2007, David Stocknoff and David Attarian served as our sole executive officers and directors. Messrs. Stocknoff and Attarian resigned their positions as officers and directors of the Company effective October 12, 2007.

All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are appointed annually by our board of directors and serve at the discretion of the board.

Management Compensation

Summary Compensation Table. The following table provides information concerning compensation earned by our executive officer for services rendered to the Company, in all capacities, during the fiscal year ended June 30, 2007. We are required to disclose in the table the compensation we paid to our Chief Executive Officer and to any other executive officer of our company who was paid in excess of $100,000. These persons are referred to in this Annual Report as “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary		Total

David Stocknoff	2007	$105,000	(1)	$105,000	(1)
President Chief Executive Officer	2006	0		0
Chief Financial Officer and Director
(until October 12, 2007)

David Attarian	2007	$113,360	(2)	$113,360	(2)
Secretary and Director	2006	0		0
(until October 12, 2007)

(1)
$48,190 of this amount was accrued as salary, but not paid. Pursuant to the terms of Mr. Stocknoff’s separation agreement dated October 5, 2007, all obligations under his June 14, 2006 employment agreement were waived, including accured salary.

(2)
$49,101 of this amount was accrued as salary, but not paid. Pursuant to the terms of Mr. Attarian’s separation agreement dated October 5, 2007, all obligations under his June 14, 2006 employment agreement were waived, including accured salary.

Audit Committee

We do not have an audit committee at this time.
.
Code of Ethics

Our board of directors has adopted a Code of Ethics. The board of directors believes that our Code of Business Conduct and Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Securities and Exchange Commission; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Business Conduct and Ethics. Our Code of Business Conduct and is being filed as an Exhibit to this Annual Report, and we will provide a copy of our Code of Business Conduct and Ethics by mail to any person without charge upon written request to us at 16 East 40th Street, 12th Floor, New York, New York 10016, Attention: President.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended June 30, 2007, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

STOCK OPTION GRANTS

Option Grants in the Last Fiscal Year. No options were granted for the year ended June 30, 2007.

Option Exercises in 2006 and Aggregate Option Values at June 30, 2006. No options have been exercised by any of our executive officers, during the year ended June 30, 2007. As of June 30, 2007, no unexercised options were held by any of our officers or directors.

No bonuses, other annual compensation, stock appreciation rights, long-term compensation awards, long-term incentive plan payouts or other compensation were awarded to, earned by, or paid to our officers since inception or are contemplated through June 30, 2007.

DIRECTOR COMPENSATION

Directors currently receive no compensation from the Company for serving as directors.

EMPLOYMENT AGREEMENTS

During the year ended June 30, 2007, we had employment agreements with each of David Stocknoff and David Attarian on the terms described below. All rights and obligations under these Agreements were terminated in connection with the October 5, 2007 letter agreements with each of Messrs. Stocknoff and Attarian setting forth the terms of their resignations from Diet Coffee, Inc. (see “Item 8B Other Information—Resignations of David Stocknoff and David Attarian—Separation Agreements”).

Employment Agreement with David Stocknoff

We entered into an employment agreement, dated as of July 14, 2006, with David Stocknoff who serves as our President. His base salary is at a weekly rate of $2,019.23. He is entitled to an annual bonus and other compensation as may be determined by the Board of Directors. He is entitled to two weeks of paid vacation per year, and health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. If terminated, he is entitled to one month of severance for each year of employment, not to exceed six months, plus he shall retain all stock and vested options that are owned by him. The employment agreement provides that the agreement may be terminated at any time, for cause or without cause, at the sole option of the Company. In order to conserve funds on a temporary basis, in October 2006, Mr. Stocknoff agreed to temporarily defer certain portions of his salary until we receive financing.

Employment Agreement with David Attarian

We entered into an employment agreement, dated as of July 14, 2006, with David Attarian who serves as our Secretary and Vice President of International Sales. His base salary is at a weekly rate of $2,180.00. He is entitled to an annual bonus and other compensation as may be determined by the Board of Directors. He is entitled to two weeks of paid vacation per year, and health insurance, short term and long term disability insurance, retirement benefits, fringe benefits, and other employee benefits on the same basis as is generally made available to other senior executives. If terminated, he is entitled to one month of severance for each year of employment, not to exceed six months, plus he shall retain all stock and vested options that are owned by him. The employment agreement provides that the agreement may be terminated at any time, for cause or without cause, at the sole option of the Company. In order to conserve funds on a temporary basis, in October 2006, Mr. Attarian agreed to temporarily defer certain portions of his salary until we receive financing.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 15, 2007 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

The following table assumes that there are 72,669,819 common shares issued and outstanding immediately before this offering. Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

Name And Address (1)	Number Of Shares Beneficially Owned	Percentage Owned

Adam J. Engel	0	*
Sale-A-Vision, Inc. (2) 14 Bond Street Suite 296 Great Neck, NY 11106	34,409,870	47.35	%(3)
All directors and officers as a group (1 person)	4,250,000	5.84

*	Less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise noted, the address for each person is 16 East 40th Street,, 12th Floor, New York, New York 10016

(2)	Motti Ben Melech has voting and dispositive rights over the shares held by Sale-A-Vision, Inc.

(3)
Sale-A-Vision also owns all of our issued and outstanding shares of series A preferred stock (50,000 shares). Shares of Series A Preferred Stock are not convertible to common stock and have no liquidation preference. However, each share of series A preferred stock is entitled to 10,000 votes per share. Accordingly, the series A preferred stockholder collectively holds voting rights equivalent to 500,000,000 shares of common stock. As a result, Sale-A-Vision controls approximately 94% of all votes.

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Diet Coffee, Inc. There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On October 5, 2007, each of David Stocknoff and David Attarian resigned from all of their respective employment positions with us, which resignations were to be effective dated October 12, 2007. In connection with their resignations, we entered into Separation and Consulting Agreements with each of them.

Separation Agreements

In connection, with Messrs. Stocknoff and Attarian’s resignation from their officer and director positions with us, we entered into a letter agreement dated October 5, 2007 with each of Messrs Stocknoff and Attarian setting forth the terms of our mutual separation. Under the terms of these Agreements (which contained the same terms), Each of Mr. Stocknoff and Mr. Attarian and the Company agreed to waive any and all continuing rights and obligations under Mr. Stocknoff’s and Mr. Attarian’s respective employment agreements dated June 14, 2006. In consideration thereof and to enter into the Letter Agreements, we agreed to pay Messrs. Stocknoff and Attarian each $90,000 as follows: $20,000 on the Effective Date (as defined) and thereafter in equal semi-monthly installments of $2,500 until January 2008 at which time the installment payments shall increase to $5,000. Beginning January 2008, we may pay all or part of the installments in share of our common stock. In addition, we agreed to issue 5,000,000 shares of our common stock on the Effective Date to each of Messrs. Stocknoff and Attarian. Messrs. Stocknoff and Attarian also agreed to a 1 year non-compete/non solicitation provisions as well as confidentiality and non-disparagement clauses. Each party to this agreement granted mutual releases.

Consulting Agreements

Effective October 12, 2007, we entered into Consulting Agreements with each of Messrs. Stocknoff and Attarian pursuant to which they will provide sales and product marketing services. The term of the agreement is for 1 month and shall automatically renew on a month-to-month basis unless earlier terminated pursuant to the terms thereof. As compensation for their services, we agreed to pay them $8,000 per month. Beginning in January 2008, the compensation will increase to $12,000 per month at which time we may pay all or part of such compensation in shares of our common stock (on the terms provided therein).

In connection with the founding and formation of the Company, our founders contributed to us $107,500 in cash plus paid advertising expenses in the amount of $10,250, for an aggregate amount of $117,750. In consideration for their contribution to us, we issued to the founders a total of 67,750,000 shares of our common stock and 50,000 shares of Series A Preferred Stock. The table below sets forth the name of the founders and the amount of capital stock they received for their investment.

Series A Preferred Stock

Name	Number of Shares
Sale-A-Vision, Inc. (3)	50,000

Common Stock

Name	Number of Shares
David Stocknoff	2,500,000
David Attarian	2,500,000
EPTA, LLC (1)	3,500,000
Juni, LLC (2)	3,500,000
Avraham Ovadia	3,500,000
Paul Greenfield	1,500,000
Kurt Streams	1,500,000
Moti Ben Melech	500,000
Sale-A-Vision, Inc. (3)	43,500,000
Todd Fritzhand	10,000
Shazad Mossanen	20,000
Nasser Mohkhatzadeh	1,000,000
Tamir Elimeleb	10,000
Sonia Makiling	10,000
Pablo Munoz de Cote	100,000
Jose Pintado	100,000
Neil Mizrahi	2,000,000
Emil Mizrahi	2,000,000

(1)	Prem Ramchandani has voting and dispositive rights over the shares held by EPTA LLC.

(2)	Moshe Rahimi has voting and dispositive rights over the shares held by Juni, LLC.

(3)	Motti Ben Melech has voting and dispositive rights over the shares held by Sale-A-Vision Inc.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. We are not a subsidiary of any company.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our affiliates and us. From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of our Company and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of our Company and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that (1) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (2) the transaction be approved by a majority of our disinterested outside directors and (3) the transaction be fair and reasonable to our Company at the time it is authorized or approved by our directors.

ITEM 13. EXHIBITS.

3.1	Registrant’s Certificate of Incorporation.(1)

3.2	Certificate of Amendment to Registrant’s Certificate of Incorporation.(1)

3.3	Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock.(1)

3.4	Registrant’s By-Laws.(1)

4.1	Form of Warrant.(1)

4.2	2007 Stock Incentive Plan (2)

10.1	Employment Agreement by and between David Stocknoff and Diet Coffee, Inc., dated as of July 16, 2006.(1)

10.2	Employment Agreement by and between David Attarian and Diet Coffee, Inc., dated as of July 16, 2006.(1)

10.3	Form of Subscription Agreement.(1)

10.4	License and Supply Agreement dated as of May 18, 2007 by and among Diet Coffee, Inc. and Jason Ryu. (3)

10.5	Letter Agreement dated October 5, 2007 between Diet Cofee, Inc. and David Stocknoff (4)

10.6	Letter Agreement dated October 5, 2007 between Diet Coffee, Inc. and David Attarian (4)

10.7	Consulting Agreement dated October 12, 2007 between Diet Coffee, Inc. and David Stocknoff (4)

10.8	Consulting Agreement dated October 12, 2007 between Diet Coffee, Inc. and David Attarian (4)

14	Code of Ethics (4)

21	Subsidiaries (4)

23.1	Consent of RBSM LLP. (4)

31.1	Certification of Adam J. Engel, President and Chief Financial Officer of Diet Coffee, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certification of Adam J. Engel, President and Chief Financial Officer of Diet Coffee, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 (File No. 333-137210), as amended, originally filed with the SEC on September 8, 2006 and incorporated herein by reference.

(2)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-145985) filed with the SEC on September 11, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K dated May 18, 2007and incorporated herein by reference.

(4)	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

RBSM LLP, billed us $7,500 in fees for our annual audit for the year ended June 30, 2007, and $3,500 in fees for the review of our quarterly financial statements for that year.

RBSM LLP, billed us $4,000 in fees for our audit for the period from inception through June 30, 2006, and $0 in fees for the review of our quarterly financial statements for that year.

AUDIT-RELATED FEES

We did not pay any fees RBSM LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal years 2007 and 2006.

TAX FEES

We did not pay any fees to RBSM LLP for tax compliance, tax advice, tax planning or other work during our fiscal years 2007 and 2006.

ALL OTHER FEES

  There were no other fees billed by RBSM LLP for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

With respect to the audit of our financial statements as of December 31, 2007 and 2006 and for the years then ended, none of the hours expended on RBSM LLP engagement to audit those financial statements were attributed to work by persons other than RBSM LLP’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIET COFFEE, INC.
Date: October 18, 2007
	By:	/s/ Adam J. Engel
Adam J. Engel
President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam J. Engel Adam J. Engel	President Chief Executive Officer Chief Financial Officer, Secretary, Treasurer and director	October 18, 2007

DIET COFFEE, INC.

RBSM LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Diet Coffee, Inc.
New York, New York

We have audited the accompanying balance sheets of Diet Coffee, Inc. as of June 30, 2007 and 2006 and the related statements of losses, deficiency in stockholders' equity, and cash flows for the year ended June 30, 2007 and the period December 19, 2005 (date of inception) through June 30, 2006.These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and 2006 and the results of its operations and its cash flows for the year ended June 30, 2007 and the period December 19, 2005 (date of inception) through June 30, 2006, in conformance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note J, the Company has restated the balance sheet , statements of losses, deficiency in stockholders' equity, and cash flows for the period December 19, 2005 (date of inception) through June 30, 2006.

/s/	RBSM LLP

Certified Public Accountants

New York, New York
October 5, 2007

DIET COFFEE, INC.
BALANCE SHEETS

	June 30, 2007	June 30, 2006
		(restated- See Note J)
ASSETS
Current Assets:
Cash	$89	$328,401
Accounts receivable	822	3,447
Other receivables, net of allowance for doubtful accounts of $27,761 and $0 as of June 30, 2007 and 2006, respectively (Note B)	13,373	-

Total current assets	$14,284	$331,848

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note C)	$483,956	$20,500
Customer deposits	13,895	185

Total current liabilities	497,851	20,685

COMMITMENTS AND CONTINGENCIES (Note G)

(DEFICIENCY IN) STOCKHOLDERS' EQUITY (Note D):
Series A Preferred stock, par value $0.001; 10,000,000 authorized; 50,000 shares issued and outstanding at June 30,2007 and June 30, 2006	50	50
Common stock, $0.001 par value; 200,000,000 authorized; 71,513,000 and 67,750,000 issued and outstanding as of June 30,2007 and June 30, 2006, respectively	71,513	67,750
Common stock to be issued	-	640,599
Additional paid in capital	743,286	49,950
Accumulated deficit	(1,298,416)	(447,186)

Total (Deficiency in) Stockholders' Equity	(483,567)	311,163

Total liabilities and (deficiency in) stockholders' equity	$14,284	$331,848

See the accompanying footnotes to financial statements

DIET COFFEE, INC.
STATEMENTS OF LOSSES

	Year ended June 30, 2007	From December 19, 2005 (date of inception) to June 30, 2006
		(restated - See Note J)
Sales	$873,826	$58,590
Cost of sales	302,436	39,999
Gross profit	571,390	18,591

OPERATING EXPENSES
Selling, general and administrative	1,424,984	466,165

LOSS FROM OPERATIONS	(853,594)	(447,574)

OTHER INCOME (EXPENSE)
Interest income	2,364	388

Net loss before provision for income taxes	(851,230)	(447,186)

Income taxes	-	-

NET LOSS	$(851,230)	$(447,186)

Net loss per common share (basic and fully diluted)	$(.012)	$(.007)

Weighted average of common shares outstanding (basic and fully diluted)	71,265,570	67,750,000

See the accompanying footnotes to financial statements

DIET COFFEE, INC
STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
From December 19, 2005 (date of inception) to June 30, 2007

	Series A-Preferred stock		Common stock		Common Stock To be	Subscription	Additional Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	issued	Receivable	Capital	Deficit	Total
Balance-December 19, 2005	-	$-		$-	-	$-	$-	$-	$-
Common stock issued to founders	-	-	67,750,000	67,750	-	(67,750)	-	-	-
Series A preferred stock issued to founders	50,000	50	-	-	-	(50,000)	49,950	-	-
Subscription received	-	-	-	-	-	117,750	-	-	117,750
Sale of common stock (to be issued)	-	-	-	-	640,599	-	-	-	640,599
Net Loss (Restated- See Note J)	-	-	-	-	-	-	-	(447,186)	(447,186)

Balance-June 30, 2006 (Restated- See Note J)	50,000	$50	67,750,000	$67,750	640,599	$-	$49,950	$(447,186)	$311,163
Sale and issuance of common stock	-	-	3,763,000	3,763	(640,599)	-	693,336	-	56,500
Net Loss	-	-	-	-	-	-	-	(851,230)	(851,230)
Balance-June 30, 2007	50,000	$50	71,513,000	$71,513	-	$-	$743,286	$(1,298,416)	$(483,567)

See the accompanying footnotes to the financial statements

DIET COFFEE, INC. STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED JUNE 30, 2007 AND FOR THE PERIOD DECEMBER 19, 2005 (DATE OF INCEPTION) TO JUNE 30, 2006 (SHORT YEAR)
	Year ended June 30, 2007	Year ended June 30, 2006
		(restated- See Note J)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(851,230)	$(447,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts receivable	27,761
Changes in operating assets and liabilities:
Accounts receivable	2,625	(3,447)
Other receivables	(41,134)	-
Accounts payable and accrued expenses	463,456	20,500
Customer deposit	13,710	185
Net cash used in operating activities	(384,812)	(429,948)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common stock to founders	-	67,750
Proceeds from issuance of Series A Preferred stock to founders	-	50,000
Proceeds from sale of common stock subscriptions	-	640,599
Proceeds from sale of common stock	56,500	-
Net cash provided by financing activities:	56,500	758,349

Net increase (decrease) in cash and cash equivalents	(328,312)	328,401
Cash and cash equivalents at beginning of period	328,401	-
Cash and cash equivalents at end of period	$89	$328,401

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	-	-

See the accompanying footnotes to financial statements

DIET COFFEE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

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

During the fiscal year ended June 30, 2007, we sold coffee products under the Slim Coffee™ brand. During the quarter ended June 30, 2007, the Company discontinued selling products under the under the Slim Coffee™ brand.

In May 2007, we entered into a license agreement to sell an energy saving compact fluorescent light bulb named the Ionic Bulb. We intend to sell the Ionic Bulb through our wholly owned subsidiary Zevotek, Inc, with expected sales to begin the quarter ending December 30, 2007.

As June 30 2006, the Company had limited operations and was in the development stage.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

Consideration Paid to Customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. We account for these incentives in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer, ("EITF 01-9"). Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales. Customer incentives included in sales were $22,401 and $0 for the year ended June 30, 2007 and the period from December 19, 2005 to June 30, 2006, respectively.

Use of Estimates

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

DIET COFFEE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency translation gains and losses are included in the statement of operations.

Cash and Cash Equivalents

For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Inventories / Cost of Goods Sold

The Company has adopted a policy to record inventory at the lower of cost or market determined by the first-in-first-out method. The elements of cost that comprise inventory and cost good sold are FOB shipping point costs, freight and destination charges, customs and importation fees and taxes, customer broker fees (if any) and other related costs. Warehousing costs are changed to cost of goods in the period the costs are incurred. The Company provides inventory allowances based on estimates of obsolete inventories. Inventories consist of finished products available for sale to distributors and customers. At June 30, 2007 and 2006, Finished Goods inventory was $0 and $0, respectively.

Allowance for doubtful accounts

The Company maintains an allowance for doubt accounts to reduce amounts to their estimated realizable value, including reserves for customer allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. As of June 30, 2007 and 2006, the allowance for doubtful accounts was $27,761 and $0, respectively.

Inventories / Cost of Goods Sold

The Company has adopted a policy to record inventory at the lower of cost or market determined by the first-in-first-out method. The elements of cost that comprise inventory and cost good sold are FOB shipping point costs, freight and destination charges, customs and importation fees and taxes, customer broker fees (if any) and other related costs. Warehousing costs are changed to cost of goods in the period the costs are incurred. The Company provides inventory allowances based on estimates of obsolete inventories. Inventories consist of finished products available for sale to distributors and customers. At June 30, 2007 and June 30, 2006, Finished Goods inventory was $0 and $0, respectively.

DIET COFFEE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Income Taxes

The Company has adopted Financial Accounting Standards No. 109 ("SFAS 109") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for the year ended June 30, 2007 and for the period from December 19, 2005 to June 30, 2006 (short year).

Advertising

The Company follows SOP 93-7 whereby charging the costs of advertising to expenses as incurred. The Company charged to operations $377,162 and $154,696, as advertising costs for the year ended June 30, 2007 and the period from December 19, 2005 to June 30, 2006 (short year), respectively.

DIET COFFEE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in the period presented.

Segment Information

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the years ended December 31, 2001 and subsequent years. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for the period ended June 30, 2006 the Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before June 30, 2007 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to the year ended June 30, 2007.

 Loss per Share

The Company follows Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”) “Earnings per Share”. Basic and diluted earnings (loss) per share amounts are computed based on net income (loss) divided by the weighted average number of common shares outstanding. The assumed exercise of warrants into 3,763,000 common shares was not included in the computations of diluted loss per share because the assumed exercise would be anti-dilutive for the periods presented.

DIET COFFEE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Liquidity

As shown in the accompanying financial statements, the Company’s current liabilities exceed its current assets by $ 483,567 as of June 30, 2007. The Company has incurred a net loss of $851,230 and used $384,812 in cash flows for operations during the year ended June 30, 2007.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our financial position, results of operations and cash flows.

DIET COFFEE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company's financial statements and the management believes that the adoption of SFAS 157 will not have a significant impact on its results of operations or financial position.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires us to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. We are required to record an asset in its financial statements if a plan is overfunded or record a liability in its financial statements if a plan is underfunded with a corresponding offset to shareholders’ equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires us to measure the value of our assets and liabilities as of the end of our fiscal year ending after December 15, 2008. We have implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006. We do not expect that adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our financial condition or results of operations.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement

NOTE B - OTHER RECEIVABLES

Other receivables consisted of the following at June 30, 2007 and 2006:

	June 30, 2007	June 30, 2006
Other receivables	$41,134	$-
Less: allowance for doubtful accounts	27,761	-
Other receivables, net	$13,373	$-

Other receivables at June 30, 2007 consisted of a $41,134 credit card holdback by a merchant bank that processes payments due for product sales. The merchant bank holdback account is based on the dollar amount of sales and is designed to allow the Company to receive the credit card holdback cash, including interest for the Company, after customer refunds and chargebacks are cleared. An allowance for doubtful accounts was established for anticipated customer refunds and chargebacks that had no cleared as of June 30, 2007.

DIET COFFEE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2007 and 2006 are as follows:

	June 30, 2007	June 30, 2006
Accounts payable	$154,490	$5,000
Accrued professional fees	143,000	-
Accrued payroll and payroll taxes	116,001	7,156
Accrued royalties	30,000	-

Other	54,360	8,344
Total	$497,851	$20,500

DIET COFFEE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE D - DEFICIENCY IN STOCKHOLDERS' EQUITY

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

Common stock

The Company has authorized 200,000,000 shares of Common stock, par value $0.001.

During the period from December 19, 2005 (date of inception) to June 30, 2006, the Company issued 67,750,000 shares to its founders for an investment of $67,750.

During the period ended June 30, 2006, the Company sold 3,478,000 shares of its Common stock for a net average price of $0.185 per share. As of June 30, 2006, the 3,478,000 Common stock shares were not issued. As part the sale of Common stock, the Company issued 3,478,000 warrants to purchase Common stock at a purchase price of $0.50 per share expiring two years from the date of issuance.

During the year ended June 30, 2007, the Company sold 285,000 shares of its Common stock for a net average price of $0.185 per share.

NOTE E - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimate that at June 30, 2007 and June 30, 2006, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $864,000 and $420,000, expiring in the year 2023, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

DIET COFFEE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE E - INCOME TAXES (continued)

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of June 30, 2007 and 2006 are as follows:

Non current:

	June 30, 2007	June 30, 2006
Net operating loss carry forward	$259,000	$126,000
Valuation allowance	(259,000)	(126,000)
Net deferred tax asset	-	-

NOTE F - STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's Common stock issued to shareholders at June 30, 2007.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.50	3,763,000	1.06	$0.50	3,763,000	$0.50

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 15, 2005 (date of inception)	-	-
Granted	-	$-
Exercised	-	-
Canceled or expired	-	-

Outstanding at June 30, 2006 (Restated)	-	$-
Granted	3,763,000	$0.50
Exercised	-	-
Canceled or expired	-	-

Outstanding at June 30, 2007	3,763,000	$0.50

DIET COFFEE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE F - STOCK OPTIONS AND WARRANTS (continued)

During the fiscal year ended June 30, 2006, the Company completed a private placement in which we subsequently issued 3,478,000 shares of common stock and warrants to acquire 3,478,000 shares of Common stock. The warrants are exercisable until two years after the date of issuance at a purchase price of $0.50 per share on 3,478,000 warrants and include registration rights. The warrants were issued subsequent to June 30, 2006.

In July 2006, the Company sold 285,000 shares of its Common stock at a net average of $0.185 per share. As part of the sale of Common stock the Company issued 285,000 warrants to purchase its Common stock at a price of $0.50 per share expiring 2 years from the date of issuance.

There are no outstanding options as of June 30, 2007.

NOTE G - COMMITMENTS AND CONTINGENCIES

Facility leases

The Company subleases approximately 2,500 square feet of office space in New York, NY at a rate of approximately $3,500 per month. The sublease commenced on May 1, 2006 and is on a month to month basis. Additionally, the Company subleases, from time to time, warehouse space for the completion of business activities.

Employment agreements

The Company had employment agreements with the Company's President and Chief Executive Officer as well as the Company’s Secretary. In addition to salary and benefit provisions, the agreements include defined commitments should the employee terminate their employment with or without cause. As of June 30, 2007, the Company owes $116,001 in deferred salaries that were incurred in accordance with employment agreements with management.

On October 5, 2007, we increased the number of authorized directors to three and appointed Adam J. Engel as a director. Mr. Engel was also appointed to the officer positions of President, Chief Executive Officer, Chief Financial Officer, Secretary and director effective upon the resignations of Messrs. Stocknoff and Attarian, as discussed below.

Resignation of David Stocknoff and David Attarian

On October 5, 2007, each of David Stocknoff and David Attarian resigned from all of their respective employment positions with us, which resignations were to be effective dated October 12, 2007. In connection with their resignations, we entered into Separation and Consulting Agreements with each of them.

Separation Agreements

In connection, with Messrs. Stocknoff and Attarian’s resignation from their officer and director positions with us, we entered into a letter agreement dated October 5, 2007 with each of Messrs Stocknoff and Attarian setting forth the terms of our mutual separation. Under the terms of these Agreements (which contained the same terms), Each of Mr. Stocknoff and Mr. Attarian and the Company agreed to waive any and all continuing rights and obligations under Mr. Stocknoff’s and Mr. Attarian’s respective employment agreements dated June 14, 2006. In consideration thereof and to enter into the Letter Agreements, we agreed to pay Messrs. Stocknoff and Attarian each $90,000 as follows: $20,000 on the Effective Date (as defined) and thereafter in equal semi-monthly installments of $2,500 until January 2008 at which time the installment payments shall increase to $5,000. Beginning January 2008, we may pay all or part of the installments in share of our common stock. In addition, we agreed to issue 5,000,000 shares of our common stock on the Effective Date to each of Messrs. Stocknoff and Attarian. Messrs. Stocknoff and Attarian also agreed to a 1 year non-compete/non solicitation provisions as well as confidentiality and non-disparagement clauses. Each party to this agreement granted mutual releases.

U.S. Federal Trade Commission Investigation

On March 26, 2007, Diet Coffee, Inc. (the “Company”) received a letter from the U.S. Federal Trade Commission (“FTC”) whereby the Company was informed that the FTC is conducting an investigation into advertising claims made for the Company’s weight loss product known as “Slim Coffee”. The purpose of the investigation was to determine whether the Company, in connection with its sales of Slim Coffee, engaged in unfair or deceptive acts or practices and false advertising. The FTC threatened to file a complaint in the United States District Court, Southern District of New York, alleging False Advertising, unless the Company and the FTC could reach a satisfactory resolution to the matter. A negotiated settlement has been reached with the FTC under which the Company, its officers and directors did not admit any wrongdoing. On October 5, 2007, the Company executed a stipulation to a final order and judgment in the amount of $923,910. The full amount of the judgment, and payment of any portion of it is suspended and cannot be reinstated so long as the Company abides by the reporting and monitoring requirements of the judgment; does not make false advertising claims in connection with any of its products in the future; and its past financial disclosures to the FTC were materially accurate. The Company expects stipulation will be executed by the FTC and filed with the United States District Court, Southern District of New York. The Company expects to comply with terms of the stipulation and does not anticipate incurring a liability for the judgment.

DIET COFFEE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

Royalty commitment

On May 18, 2007, Diet Coffee, Inc. (the "Company") entered into a License and Supply Agreement with Jason Ryu, pursuant to which the Company licensed the right to market and sell a fluorescent light bulb that contains an air purifying microchip ion emitter from Mr. Ryu. In exchange for this license the Company agrees to pay Mr. Ryu a royalty of $0.20 per unit for the first 1.5 million units sold by the Company and the lesser of $0.15 per unit or 5% of manufacturing costs for all additional units. The initial term of this agreement shall be two years and shall automatically be renewed for subsequent two year periods if at lease 5 million units are sold by the Company during each period. . Within ninety days from the date of this Agreement, the Company was required to place an order not less than 100,000 units and at least 600,000 units each quarter thereafter. As of the date of this filing, the Company has not ordered any units, however the Company has issued 681,819 shares of its common stock as prepayment of $30,000 in royalties under the agreement. Mr. Ryu has sent notice to the Company that license agreement shall continue on a non-exclusive basis.

NOTE H - CONCENTRATIONS

Purchases from the Company's four major suppliers approximated $180,005 or 85.7%% of total purchases for the year ended June 30, 2007. Purchases from the Company's three major suppliers approximated $33,641 or 84.1% of total purchases for the period from December 15, 2005 (date of inception) to June 30, 2006

NOTE I - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of June 30, 2007, the Company incurred losses of $851,230. The Company's used $384,812 cash to fund the current loss. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

DIET COFFEE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE I - GOING CONCERN MATTERS (continued)

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

NOTE J - RESTATEMENT

The Company has restated its financial statements for the period ended June 30, 2006 to correct the following errors in the financial statements previously filed:

•
During the period ended June 30, 2006, the Company issued warrants in connection with the sales of its common stock that required analysis in accordance with EITF 00-19. EITF 00-19 specifies the conditions which must be met in order to classify warrants issued in a company's own stock as either equity or as a derivative liability. The Companies original evaluation of these conditions under EITF 00-19 resulted in the determination that these warrants are classified as a derivative liability. The Company subsequently determined that the warrants did not include net cash settlement or other conditions that would require derivative accounting. Accordingly, the Company had originally fair valued the 3,478,000 warrants granted during the period ended June 30, 2006. Therefore, the Company has restated its financial statements to correct this error.

•	In addition, the Company has elected to adopt a fiscal year end of June 30.

The results of the correction of these errors include:

•
A decrease in the Company's reported net loss for the period from December 19, 2005 (date of inception) to June 30, 2006 by $15,999 from $463,185 to $447,186, representing the removal of the non-cash charge related to the warrant liabilities.

•	A decrease in the Company's total liabilities as of June 30, 2006 by $15,999 from $36,684 to $20,685, representing the removal of the warranty liabilities.