Form 10QSB
period 2007-09-30
DIET COFFEE INC
filed 2007-11-19
CIK 1364208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2007

  ☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________

Commission File No: 333-137210

DIET COFFEE, INC.
(Exact name of issuer as specified in its charter)

DELAWARE	05-0630427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
16 East 40th Street, 12th Floor New York, NY 10016 ________________________________________________________________________ (Address of principal executive offices, including zip code)
(212) 867-1370
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒ No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 16, 2007, the issuer had 85,587,677 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DIET COFFEE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

September 30, 2007
ASSETS
Current Assets:
Cash	$1,222
Other receivables (Note B)	3,158
Total current assets	$4,380

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note C)	$655,330
Customer deposits	15,544

Total current liabilities	670,874

COMMITMENTS AND CONTINGENCIES (Note G)

(DEFICIENCY IN) STOCKHOLDERS' EQUITY (Note D):
Series A Preferred stock, par value $0.001; 50,000 shares designated, 50,000 shares issued and outstanding at September 30, 2007	50
Common stock, $0.001 par value; 200,000,000 authorized; 72,619,818 issued and outstanding as of September 30, 2007	72,620
Common stock to be issued	-
Additional paid in capital	833,575
Accumulated deficit	(1,572,739)

Total (deficiency in) stockholders' equity	(666,494)

Total liabilities and (deficiency in) stockholders' equity	$4,380

See the accompanying notes to unaudited condensed consolidated financial statements.

DIET COFFEE, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2007	2006
REVENUES
Sales	$1,812	$268,854
Cost of sales	600	66,593
Gross profit	1,212	202,261

OPERATING EXPENSES
Selling, general and administrative	275,535	515,875

LOSS FROM OPERATIONS	(274,323)	(313,614)

OTHER INCOME (EXPENSE)
Interest income	-	1,011

Net loss before provision for income taxes	(274,323)	(312,603)

Income taxes	-	-

NET LOSS	$(274,323)	$(312,603)

Net loss per common share (basic and fully diluted)	$(0.0038)	$(0.0044)

Weighted average of common shares outstanding (basic and fully diluted)	71,737,037	70,531,348

See the accompanying notes to unaudited condensed consolidated financial statements.

DIET COFFEE, INC
CONDENSED CONSOLIDATED STATEMENT OF (DEFICIENCY IN) STOCKHOLDER'S EQUITY
From December 19, 2005 (date of inception) to September 30, 2007
(Unaudited)

	Series A-Preferred stock		Common stock		Common Stock To be	Subscription	Additional Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	issued	Receivable	Capital	Deficit	Total
Balance-December 19, 2005	-	$-		$-	$-	$-	$-	$-	$-
Common stock issued to founders	-	-	67,750,000	67,750	-	(67,750)	-	-	-
Series A preferred stock issued to founders	50,000	50	-	-	-	(50,000)	49,950	-	-
Subscription received	-	-	-	-	-	117,750	-	-	117,750
Sale of common stock (to be issued)	-	-	-	-	640,599	-	-	-	640,599
Net Loss (Restated)	-	-	-	-	-	-	-	(447,186)	(447,186)

Balance-June 30, 2006 (Restated)	50,000	$50	67,750,000	$67,750	$640,599	$-	$49,950	$(447,186)	$311,163
Sale and issuance of common stock	-	-	3,763,000	3,763	(640,599)	-	693,336	-	56,500
Net Loss	-	-	-	-	-	-	-	(851,230)	(851,230)
Balance-June 30, 2007	50,000	$50	71,513,000	$71,513	$-	$-	$743,286	$(1,298,416)	$(483,567)
Issuance of shares in exchange for services rendered	-	-	1,106,818	1,107	-	-	90,289	-	91,396
Net Loss	-	-	-	-	-	-	-	(274,323)	(274,323)
Balance-September 30, 2007	50,000	$50	72,619,818	$72,620	-	-	$833,575	$(1,572,739)	$(666,494)

See the accompanying footnotes to unaudited condensed consolidated financial statements

DIET COFFEE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:	$1,133	$(352,342)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	56,500

Net increase (decrease) in cash and cash equivalents	1,133	(295,842)
Cash and cash equivalents at beginning of period	89	328,401
Cash and cash equivalents at end of period	$1,222	$32,559

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	-	-

See the accompanying footnotes to unaudited condensed consolidated financial statements

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

General

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended June 30, 2008.. The unaudited condensed consolidated financial statements should be read in conjunction with the June 30, 2007 financial statements and footnotes thereto included in the Company's Form 10KSB filed on October 18, 2007.

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

The Company has adopted a fiscal year end of June 30.

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

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Consideration Paid to Customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. We account for these incentives in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer, ("EITF 01-9"). Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales. No customer incentives included in sales for the quarters ended September 30, 2007 and 2006.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Inventories / Cost of Goods Sold

The Company has adopted a policy to record inventory at the lower of cost or market determined by the first-in-first-out method. The elements of cost that comprise inventory and cost good sold are FOB shipping point costs, freight and destination charges, customs and importation fees and taxes, customer broker fees (if any) and other related costs. Warehousing costs are changed to cost of goods in the period the costs are incurred. The Company provides inventory allowances based on estimates of obsolete inventories. Inventories consist of finished products available for sale to distributors and customers. At September 30, 2007, Finished Goods inventory was $0.

Allowance for doubtful accounts

The Company maintains an allowance for doubt accounts to reduce amounts to their estimated realizable value, including reserves for customer allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. As of September 30, 2007, the allowance for doubtful accounts was $27,761 and -0-, respectively.

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

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for the three months ended September 30, 2007 and, 2006, respectively.

Advertising

The Company follows SOP 93-7 whereby charging the costs of advertising to expenses as incurred. The Company charged to operations $1,738 and $199,987, as advertising costs for the three months ended September 30, 2007 and, 2006, respectively.

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

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for the period ended June 30, 2006 the Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before June 30, 2007 and during the three months ended September 30, 2007 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested.

Loss per Share

The Company follows Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”) “Earnings per Share”. Basic and diluted earnings (loss) per share amounts are computed based on net income (loss) divided by the weighted average number of common shares outstanding. The assumed exercise of warrants into 3,763,000 common shares was not included in the computation of diluted loss per share because the assumed exercise would be anti-dilutive for the period presented.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a quarterly net loss of $124,234 on revenues of $1,812 and generated $1,133 in cash flows for operations during the quarter ended September 30, 2007.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

New Accounting Pronouncements

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company's consolidated financial statements and the management believes that the adoption of SFAS 157 will not have a significant impact on its consolidated results of operations or financial position.

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

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement.

NOTE B - OTHER RECEIVABLES

Other receivables at September 30, 2007 consisted of a $3,158 credit card holdback by a merchant bank that processes payment due for product sales. The merchant bank holdback account is based on the dollar amount of sales and is designed to allow the Company to receive the credit card holdback cash, including interest for the Company, after customer refunds and chargebacks are cleared.

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2007 are as follows:

Accounts payable	$151,988
Accrued payroll and payroll taxes	170,590
Accrued professional fees	143,000
Accrued general and administrative expense	150,000
Other accrued liabilities	39,752
Total	$655,330

NOTE D - STOCKHOLDERS' EQUITY

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

Common stock

The Company has authorized 200,000,000 shares of Common stock, par value $0.001, of which 72,619,818 shares are issued and outstanding.

On July 20, 2007, the Company issued 181,819 shares of common stock to a consultant in exchange for satisfaction of royalty obligations pursuant to a Licensing and Supply Agreement dated May 18, 2007. The shares were valued at $54,546 (based on a closing price of $0.30). On September 26, 2007, the Company issued an additional 500,000 shares of common stock to the consultant in satisfaction of additional royalty obligations under the Agreement. The shares were valued at $19,000 (based on a closing price of $0.038).

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
NOTE D - STOCKHOLDERS' EQUITY (Continued)

On September 17, 2007, the Company issued 425,000 shares of common stock to a consultant in exchange for legal services. The shares were valued at $17,850 (based on closing prices of $0.042).

Warrants

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

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimate that at September 30, 2007, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $988,000, expiring in the year 2023, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of September 30, 2007 are as follows:

Non current:

Net operating loss carry forward	$988,000
Valuation allowance	(988,000)
Net deferred tax asset	-

NOTE F - STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at September 30, 2007.
		Warrants Outstanding		Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.50	3,763,000	1.31	$0.50	3,763,000	$0.50

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE F - STOCK OPTIONS AND WARRANTS (Continued)

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 15, 2005 (date of inception)	-	$-
Granted	3,763,000	0.50
Exercised	-	-
Canceled or expired	-	-

Outstanding at June 30, 2007	3,763,000	$0.50
Granted	-	-
Exercised	-	-
Canceled or expired	-	-

Outstanding at September 30, 2007	3,763,000	$0.50

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

There are no outstanding options as of September 30, 2007.

NOTE G - COMMITMENTS AND CONTINGENCIES

Employment agreements

The Company had employment agreements with the Company’s President and Chief Executive Officer as well as the Company’s Secretary. In addition to salary and benefit provisions, the agreements contain defined benefit commitments should the employee terminate their employment with or without cause. As of September 30, 2007, the Company owes $170,590 in deferred salaries that were incurred in accordance with the employment agreements with management.

On October 5, 2007, the Company increased the number of authorized directors to three and appointed Mr. Adam Engel as a director. Mr. Engel was also appointed to the officer positions of Chief Executive Officer, Chief Financial Officer and Secretary upon the resignation of the two officers discussed further below.

On October 5, 2007, the Company’s President and Chief Executive Officer and its Secretary resigned from all of their respective employment positions with the Company, which resignations were to be effective October 12, 2007. In connection with their resignations, the Company entered into separation and consulting agreements with both of them.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE G - COMMITMENTS AND CONTINGENCIES (Continued)

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

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE H - CASH FLOWS

The following are non-cash transactions for the three months ended September 30, 2007:

On September 17, 2007, the Company issued 425,000 shares of common stock to a consultant in exchange for legal services. The shares were valued at $17,850 (based on a closing price of $0.042).

During the three months ended September 30, 2007, the Company issued a total of 681,819 shares of common stock to Mr. Jason Ryu as prepayment of royalty obligations under a License and Supply Agreement. The shares were valued at $73,546 (based on closing prices of $0.30 for 181,819 shares and $0.038 for 500,000 shares).

NOTE I - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of September 30, 2007 and for the quarter then ended, the Company had sales of $1,812, incurred losses of $274,323 and generated $1,133 in cash to fund the current loss. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its services and additional equity investment in the Company. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Comparison of Three Months Ended September 30, 2007 To September 30, 2006

Results of Operations

Revenues

Our sales were $1,812 for the three months ended September 30, 2007, consisting of Ionic Bulb product sales which we began marketing in this three month period. Our sales were $268,854 for the three months ended September 30, 2006 from sales of products under the Slim Coffee product line, which we generated primarily from customer responses to our advertisements and their placing orders with us through our www.slimcoffee.com website or calling one of our toll-free telephone numbers. We no longer sell or market Slim Coffee products and do not anticipate actively selling Slim Coffee products in the future.

Gross Profit

Our gross profit was $1,212 for the three months ended September 30, 2007 versus our gross profit of $202,261 for the three months ended September 30, 2006, a decrease of $201,049. The decrease is attributable to our discontinuance of sales under the Slim Coffee product line and out recent entry into the Ionic Bulb market

Our gross profit percentage for quarter ended September 30, 2007 was 66.9%, as compared to 75.2% for the quarter ended September 30, 2006. Our gross profit percentage is generally higher for sales we make through direct response marketing as compared to sales we make to mass market and specialty retailers. We did not generate any sales from direct marketing in the quarter ended September 30, 2007 in contrast to the quarter ended September 30, 2006, when the majority of our net sales were generated from direct marketing of our Slim Coffee products.

Operating expenses

Operating expenses for the three ended September 30, 2007 were $275,535 and consisted primarily of rent and other office overhead expenses, personnel costs, stock based compensation costs and licensing royalties in accordance with the Ionic Bulb Licensing and Consulting Agreement. Operating expenses for the three months ended September 30, 2006 were $515,875 and consisted primarily of $199,987 in product advertising, $114,703 in sales and marketing consulting fees, $94,897 in personnel costs and $72,766 in customer order fulfillment costs. Operating expenses decreased by $240,340 in the three months ended September 30, 2007, or approximately 47%, from $515,875 for the comparable period in 2006. This decrease in operating costs is attributable to the decrease in sales.

We decreased our media advertising spending in the three-month period ended September 30, 2007 by $198,249 or 99.1%, as compared to the three-month period ended September 30, 2006. We no longer sell or market Slim Coffee products as we did in the previous fiscal year and we do not anticipate actively selling Slim Coffee products in the future. We are seeking further improvements with our planned sales and marketing programs for the Ionic Bulb product.

Net Income and Loss

Our net loss for the three months ended September 30, 2007 was $274,323 in contrast to a net loss of $312,603 for the three months ended September 30, 2006. We recently began operating our business, including efforts to market and sell our products, and revenues generated were not sufficient to cover our operating costs in both three-month periods then ended. We reduced our net loss but terminating our Slim Coffee sales and marketing activities and reducing overhead costs. We are continuing our efforts to market and sell our Ionic Bulb products in order to generate a higher sales volume and unless and until such time as we generate substantially higher sales volume, we will continue realize net losses.

Our net loss per common share was ($0.0038) (basic and diluted) for the three months ended September 30, 2007 as compared to our ($0.0044) (basic and diluted) net loss per common share for the three months ended September 30, 2006.

The weighted average number of outstanding shares was 71,737,037 (basic and diluted) for the three-month period ended September 30, 2007 as compared to 70,531,348 (basic and diluted) for the three-month period ended September 30, 2006. For the three months ended September 30, 2007 and 2006, common stock equivalents derived from shares issuable in conversion of 3,763,000 warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Liquidity and Capital Resources

Overview

As of September 30, 2007, we had a working capital deficit and negative net worth of $666,494. As of June 30, 2007, we had a working capital deficit and negative net worth of $483,567. Our cash position at September 30, 2007 was $1,222 as compared to $89 as of June 30, 2007.

For the quarter ended September 30, 2007, we generated a net cash flow from operating activities of $1,133 consisting primarily of a net loss of $274,323, adjusted primarily for $91,396 in non-cash expenses for legal services and licensing royalties that were satisfied by issuance of our common stock and a $171,374 increase in account payable and accrued expenses.

We expect capital expenditures to be nominal for the year ending June 30, 2008. These anticipated expenditures are for continued investments in property and equipment used in our business and software for our accounting and information systems.

Financing

As of September 30, 2007, we raised an aggregate of $814,849 in initial financing through the issuance 50,000 Series A preferred stock and 67,750,000 shares of common stock to founders and 3,763,000 shares issued in a private offering of common stock and warrants totaling $50,000, $67,750 and $697,099, respectively.

Plan of Operation and Financing Needs

Since our inception, we have generated insufficient revenues and gross profits and have incurred net losses. We have acquired the rights to sell the Ionic Bulb™, an energy saving compact fluorescent light bulb that we plan to market through TV infomercials, catalogs, magazines and major U.S. retail and specialty stores and our website www.ionicbulb.com. It is hoped that we will begin to achieve sustainable revenues within the next 12 months, of which there can be no guarantee. Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

The independent auditor's report on our June 30, 2007 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, our President, Chief Financial Officer and Director carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our President, Chief Financial Officer and Director concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the course of the preparation of our September 30, 2007 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition and inventory accounting. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

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

In addition, our President, Chief Financial Officer and Director has determined that no change in our internal control over financial reporting occurred during the three months ended September 30, 2007 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

Our President, Chief Financial Officer and Director is in the process of implementing a more effective system of controls, procedures and other changes in the areas of revenue recognition and inventory accounting to insure that information required to be disclosed in this quartely report on Form 10-QSB has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 20, 2007, we issued 181,819 shares of our common stock as a compensatory stock grant relating to certain royalty obligations under our License and Supply Agreement. Our board valued the shares at $0.30 for a value of $54,546. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Registrant’s Certificate of Incorporation.(1)

3.2	Certificate of Amendment to Registrant’s Certificate of Incorporation.(1)

3.3	Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock.(1)

3.4	Registrant’s By-Laws.(1)

4.1	Form of Warrant.(1)

4.2	2007 Stock Incentive Plan (2)

10.1	Employment Agreement by and between David Stocknoff and Diet Coffee, Inc., dated as of July 16, 2006.(1)

10.2	Employment Agreement by and between David Attarian and Diet Coffee, Inc., dated as of July 16, 2006.(1)

10.3	Form of Subscription Agreement.(1)

10.4	License and Supply Agreement dated as of May 18, 2007 by and among Diet Coffee, Inc. and Jason Ryu. (3)

10.5	Letter Agreement dated October 5, 2007 between Diet Cofee, Inc. and David Stocknoff (4)

10.6	Letter Agreement dated October 5, 2007 between Diet Coffee, Inc. and David Attarian (4)

10.7	Consulting Agreement dated October 12, 2007 between Diet Coffee, Inc. and David Stocknoff (4)

10.8	Consulting Agreement dated October 12, 2007 between Diet Coffee, Inc. and David Attarian (4)

14	Code of Ethics (4)

21	Subsidiaries (4)

31.1	Certification of Adam J. Engel, President and Chief Financial Officer of Diet Coffee, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002. (5)

32.1	Certification of Adam J. Engel, President and Chief Financial Officer of Diet Coffee, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002 (5)
________
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 (File No. 333-137210), as amended, originally filed with the SEC on September 8, 2006 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-145985) filed with the SEC on September 11, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K dated May 18, 2007and incorporated herein by reference.
(4)	Filed as an exhibit to our Annual Report on Form 10KSB for the year ended June 30, 2007 and incorporated herein by reference.
(5)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIET COFFEE, INC.

Date: November 19, 2007	By:	/s/ Adam Engel
Adam Engel President and Chief Executive Officer