Form 10QSB
period 2007-12-31
DIET COFFEE INC
filed 2008-02-19
CIK 1364208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File No: 333-137210

DIET COFFEE, INC.
(Exact name of issuer as specified in its charter)

DELAWARE	05-0630427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
134 Cedar Street Nutley, NJ 07110 ________________________________________________________________________ (Address of principal executive offices, including zip code) (973) 667-4026
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 7, 2008, the issuer had 110,591,865 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

__________________
Quarterly Report on Form 10-QSB for the
Quarterly Period Ended December 31, 2007

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheet as of December 31, 2007:	2
Condensed Consolidated Statements of Losses for the Three and Six Months Ended December 31, 2007 and 2006:	3
Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity for Period December 19, 2005 (Date of Inception) to December 31, 2007:	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2007 and 2006:	5
Notes to Condensed Consolidated Financial Statements December 31, 2007:	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults upon Senior Securities	27
Item 4. Submission of matters to a vote of security holders	27
Item 5. Other information	27
Item 6. Exhibits	27
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

DIET COFFEE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

December 31, 2007

ASSETS
Current Assets:
Cash	$384
Other receivables (Note B)	5,317
Total current assets	$5,701

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note C)	$1,290,135
Loan payable - related party (Note D)	10,000
Customer deposits	24,351

Total current liabilities	1,324,486

COMMITMENTS AND CONTINGENCIES (Note H)

(DEFICIENCY IN) STOCKHOLDERS' EQUITY (Note E):
Series A Preferred stock, par value $0.001; 50,000 shares issued and outstanding at December 31, 2007	50
Common stock, $0.001 par value; 200,000,000 authorized; 103,591,864 issued and outstanding as of December 31, 2007	103,592
Additional paid in capital	1,366,139
Accumulated deficit	(2,788,566)

Total (deficiency in) stockholders' equity	(1,318,785)

Total liabilities and (deficiency in) stockholders' equity	$5,701

See the accompanying footnotes to unaudited condensed consolidated financial statements

DIET COFFEE, INC.
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(Unaudited)

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006
REVENUES
Sales	$-	$252,554	$1,812	$521,408
Cost of sales	-	64,011	600	130,604
Gross profit	-	188,543	1,212	390,804

OPERATING EXPENSES
Selling, general and administrative	1,223,916	292,431	1,491,363	807,930

LOSS FROM OPERATIONS	(1,223,916)	(103,888)	(1,490,150)	(417,126)

OTHER INCOME (EXPENSE)
Interest income	-	52	-	1,064

Net loss before provision for income taxes	(1,223,916)	(103,836)	(1,490,150)	(416,062)

Income taxes	-	-	-	-

NET LOSS	$(1,223,916)	$(103,836)	$(1,490,150)	$(416,062)

Net loss per common share (basic and fully diluted)	$(0.0141)	$(0.0015)	$(0.0188)	$(0.0059)

Weighted average of common shares outstanding (basic and fully diluted)	86,548,939	71,040,055	79,143,013	70,531,348

See the accompanying footnotes to unaudited condensed consolidated financial statements

DIET COFFEE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIENCY IN STOCKHOLDERS' EQUITY
(Unaudited)

	Series A-				Common		Additional
	Preferred stock		Common stock		Stock	Subscription	Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	To be issued	Receivable	Capital	Deficit	Total
Balance-December 19, 2005	-	$-		$-	$-	$-	$-	$-	$-
Common stock issued to founders	-	-	67,750,000	67,750	-	(67,750)	-	-	-
Series A preferred stock
issued to founders	50,000	50	-	-	-	(50,000)	49,950	-	-
Subscription received	-	-	-	-	-	117,750	-	-	117,750
Sale of common stock
(to be issued)	-	-	-	-	640,599	-	-	-	640,599
Net Loss (Restated)	-	-	-	-	-	-	-	(447,186)	(447,186)
Balance-June 30, 2006 (Restated)	50,000	$50	67,750,000	$67,750	$640,599	$-	$49,950	$(447,186)	$311,163
Sale and issuance of common stock	-	-	3,763,000	3,763	(640,599)	-	693,336	-	56,500
Net Loss	-	-	-	-	-	-	-	(563,032)	(563,032)
Balance-June 30, 2007	50,000	$50	71,513,000	$71,513	$-	$-	$743,286	$(1,298,416)	$(483,567)
Issuance of shares in exchange for services rendered	-	-	32,078,864	32,079	-		622,853		654,932
Net Loss	-	-	-	-	-	-	-	(1,490,150)	(1,490,150)
Balance-December 31, 2007	50,000	$50	103,591,864	$103,592	$-	$-	$1,366,139	$(2,788,566)	$(1,318,785)

See the accompanying footnotes to unaudited condensed consolidated financial statements

DIET COFFEE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	(9,705)	(373,489)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	-	-

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	10,000	56,500

Net increase (decrease) in cash and cash equivalents	295	(316,989)
Cash and cash equivalents at beginning of period	89	328,401
Cash and cash equivalents at end of period	$384	$11,412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	-	-

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Business and Basis of Presentation

Diet Coffee, Inc. (“Company” or “Registrant”) was organized on December 19, 2005 under the state laws of Delaware with an original name of “The Diet Coffee Company”. On March 1, 2006, the Company changed its name to the current existing name.

Diet Coffee, through its wholly owned subsidiary, Zevotek, Inc. plans to market and sell a range of home care and household products. In May 2007, the company entered into a license agreement to sell an energy saving compact fluorescent light bulb named the Ionic Bulb. The company plans to market the Ionic Bulb through TV infomercials, catalogs, magazines and major U.S. retail and specialty stores and the website www.ionic-bulb.com.

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the June 30, 2007 audited financial statements and footnotes thereto.

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Zevotek, Inc. (“Zevotek”). The Registrant formed its Zevotek, Inc. subsidiary on August 21, 2007 and started its operations during the fiscal year ending June 30, 2008.  All significant inter-company transactions and balances have been eliminated in consolidation.

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

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

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

Consideration Paid to Customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. We account for these incentives in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer, ("EITF 01-9"). Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales. No customer incentives included in sales for the three and six month periods ended December 31, 2007 and 2006.

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

Inventories consist of finished products available for sale to distributors and customers. At December 31, 2007, Finished Goods inventory was $0.

Allowance for doubtful accounts

The Company maintains an allowance for doubt accounts to reduce amounts to their estimated realizable value, including reserves for customer allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. As of December 31, 2007, the allowance for doubtful accounts was $35,443.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

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
Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for the three months ended December 31, 2007 and, 2006, respectively.

Advertising

The Company follows SOP 93-7 whereby charging the costs of advertising to expenses as incurred. The Company charged to operations $0 and $1,738, as advertising costs for the three and six month periods ended December 31, 2007, respectively. The Company charged to operations $107,354 and $309,060, as advertising costs for the three and six month periods ended December 31, 2006, respectively.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for the period ended June 30, 2006 the Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before June 30, 2007 and during the six months ended December 31, 2007 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested.

Loss per Share

The Company follows Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”) “Earnings per Share”. Basic and diluted earnings (loss) per share amounts are computed based on net income (loss) divided by the weighted average number of common shares outstanding. The assumed exercise of warrants into 3,763,000 common shares and exercise of 3,760,000 of stock options were not included in the computation of diluted loss per share because the assumed exercises would be anti-dilutive for the periods presented.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $1,490,150 for the six months ended December 31, 2007 on revenues of $1,812 and used $9,705 in cash flows for operations during the six months ended December 31, 2007. As of December 31, 2007, the Company had a working capital deficit of $1,385,785.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

New Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)
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

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

NOTE B - OTHER RECEIVABLES

Other receivables at December 31, 2007 consisted of a $4,495 credit card holdback by a merchant bank that processes payment due for product sales. The merchant bank holdback account is based on the dollar amount of sales and is designed to allow the Company to receive the credit card holdback cash, including interest for the Company, after customer refunds and chargebacks are cleared. The credit card holdback is carried net of a $35,443 allowance for doubtful accounts as of December 31, 2007.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 are as follows:

Accounts payable	$488,485
Accrued professional fees	135,000
Accrued payroll and payroll taxes	623,840
Other accrued liabilities	42,810
Total	$1,290,135

NOTE D - LOAN PAYABLE - RELATED PARTY

Loan payable - related party represents a non-interest bearing loan from a related party that is repayable on demand. As of December 31, 2007 the balance outstanding was $10,000.

NOTE E - STOCKHOLDERS' EQUITY

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

Common stock

The Company has authorized 200,000,000 shares of Common stock, par value $0.001, of which 103,591,864 shares were issued and outstanding at December 31, 2007.

During the six months ended December 31, 2007, the Company issued 3,681,819 shares of common stock to a consultant in exchange for satisfaction of royalty obligations pursuant to a Licensing and Supply Agreement dated May 18, 2007. The shares were valued at $69,818 (based on closing prices of $0.0070 to $0.1650).

During the six months ended December 31, 2007, the Company issued 8,754,188 shares of common stock to consultants in exchange for legal services. The shares were valued at $137,636 (based on closing prices of $0.0070 to $0.0420).

During the six months ended December 31, 2007, the Company issued 15,000,000 shares of common stock to consultants in exchange for their services. The shares were valued at $295,250 (based on closing prices of $0.0065 to $0.0400).

During the six months ended December 31, 2007, the Company issued 50,000 shares of common stock to a stock transfer agency in exchange for their services. The shares were valued at $1,750 (based on a closing price of $0.0350).

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

During the six months ended December 31, 2007, the Company issued 4,592,857 shares of common stock to consultants in exchange for their services. The shares were valued at $125,750 (based on closing prices of $0.0070 to $0.0350).

Warrants

The Company issued 3,478,000 warrants to purchase Common stock at a purchase price of $0.50 per share expiring two years from the date of their issuance in 2006.

NOTE F - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimate that at December 31, 2007, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $988,000, expiring beginning in the year 2023, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of December 31, 2007 are as follows:

Non current:

Net operating loss carry forward	$988,000
Valuation allowance	(988,000)
Net deferred tax asset	-

The Company has not filed their federal or state income tax returns for fiscal years ended June 30, 2006 and 2007.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31, 2007.

		Warrants Outstanding		Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.50	3,763,000	0.44	$0.50	3,763,000	$0.50

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at June 30, 2007	3,763,000	$0.50
Granted	-	-
Exercised	-	-
Canceled or expired	-	-

Outstanding at December 31, 2007	3,763,000	$0.50

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

On September 11, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 21,450,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of December 31, 2007, 20,097,046 shares have been issued under the 2007 Plan and no options have been granted.

On December 13, 2007, the Company adopted its 2007 Stock Incentive Plan No. 2 of Diet Coffee, Inc. (the “2007 Plan #2”). The Company is permitted to issue up to 17,994,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of December 31, 2007, 7,250,000 shares have been issued under the 2007 Plan.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

On December 13, 2007, the Company agreed to grant Mr. Engel options to purchase 3,600,000 shares of common stock, which options would vest at a rate of 100,000 shares per month. These options have not yet been granted.

NOTE H - COMMITMENTS AND CONTINGENCIES

Employment agreement

On October 5, 2007, we increased the number of authorized directors to three and appointed Adam J. Engel as a director. Mr. Engel was also appointed to the officer positions of President, Chief Executive Officer, Chief Financial Officer, Secretary effective upon the resignations of Messrs. Stocknoff and Attarian, as discussed below.

On December 13, 2007, the Company entered into an employment agreement with Adam Engel pursuant to which the Company employs Mr. Engel as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. The agreement is for an initial term of three years and provides for an annual base salary during the term of the agreement of $120,000, payable either in cash or stock. The Company also agreed to grant Mr. Engel options to purchase 3,600,000 shares of Company common stock with an exercise price of $0.01 per share (which price shall not be less than 85% of the “fair market value” of the Company’s common stock on the date of grant), which options would vest at a rate of 100,000 shares per month. These options have not yet been granted. In addition to salary and benefit provisions, the agreements include defined commitments should we terminate his employment without cause and 24 month non-compete/non solicitation terms.

Resignation of Messrs. Stocknoff and Attarian

The Company had employment agreements with David Stocknoff, the Company's former President and Chief Executive Officer, as well as David Attarian, the Company’s Secretary. In addition to salary and benefit provisions, the agreements include defined commitments should Messrs. Stocknoff and Attarian terminate their employment with or without cause. On October 5, 2007, each of Mr. Stocknoff and Mr. Attarian resigned from all of their respective employment positions with us, which resignations were to be effective dated October 12, 2007. In connection with their resignations, we entered into Separation and Consulting Agreements with each of them.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

In connection with Messrs. Stocknoff and Attarian’s resignation from their officer and director positions with the Company, we entered into a letter agreement dated October 5, 2007 with each of Messrs Stocknoff and Attarian setting forth the terms of the mutual separation. Under the terms of these Agreements (which contained the same terms), Each of Mr. Stocknoff and Mr. Attarian and the Company agreed to waive any and all continuing rights and obligations under Mr. Stocknoff’s and Mr. Attarian’s respective employment agreements dated June 14, 2006. In consideration thereof and to enter into the Letter Agreements, the Company agreed to pay Messrs. Stocknoff and Attarian each $90,000 as follows: $20,000 on the Effective Date (as defined) and thereafter in equal semi-monthly installments of $2,500 until January 2008 at which time the installment payments shall increase to $5,000. Beginning January 2008, the Company may pay all or part of the installments in share of our common stock. In addition, the Company agreed to issue 5,000,000 shares of Company common stock on the Effective Date to each of Messrs. Stocknoff and Attarian. Messrs. Stocknoff and Attarian also agreed to a 1 year non-compete/non solicitation provisions as well as confidentiality and non-disparagement clauses. Each party to this agreement granted mutual releases. As of December 31, 2007, the Company has issued 2,750,000 shares to Mr. Attarian and 1,842,858 to Mr. Stocknoff and paid $10,000 to each.

U.S. Federal Trade Commission Settlement

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

Royalty commitment

On May 18, 2007, Diet Coffee, Inc. (the "Company") entered into a License and Supply Agreement with Jason Ryu, pursuant to which the Company licensed the right to market and sell a fluorescent light bulb that contains an air purifying microchip ion emitter from Mr. Ryu. In exchange for this license the Company agrees to pay Mr. Ryu a royalty of $0.20 per unit for the first 1.5 million units sold by the Company and the lesser of $0.15 per unit or 5% of manufacturing costs for all additional units. The initial term of this agreement shall be two years and shall automatically be renewed for subsequent two year periods if at lease 5 million units are sold by the Company during each period. Within ninety days from the date of this Agreement, the Company was required to place an order not less than 100,000 units and at least 600,000 units each quarter thereafter. As of the date of this filing, the Company placed an order for units and the Company has issued 3,681,819 shares of its common stock as prepayment of royalties under the agreement. Mr. Ryu has sent notice to the Company that license agreement shall continue on a non-exclusive basis.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Payroll Taxes

At December, 2007, the Company is delinquent with filing and remitting payroll taxes of approximately $100,000, including estimated penalties and interest related to payroll taxes withheld since April 2007. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Estimated interest and penalties were accrued in an amount estimated to cover the ultimate liability and there is no change in the estimate that was recorded as of December 31, 2007.

Sales Taxes

At December 31, 2007, the Company is delinquent with remitting sales taxes of approximately $13,211, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Estimated interest and penalties were accrued in an amount estimated to cover the ultimate liability and there is no change in the estimate that was recorded as of December 31, 2007.

Corporate Income Taxes

At December 31, 2007, the Company has not filed their federal or state income tax returns for fiscal years ended June 30, 2006 and 2007. The Company believes that no tax is due as a result of losses incurred and plans to file the tax returns as funds become available for their preparation.

Financing Agreements

On October 23, 2007, Zevotek entered into a Supply Agreement with Star Funding, Inc. pursuant to which Star Funding will provide, on a discretionary basis, purchase order financing up to $2.5 million to facilitate Zevotek’s sale of its Ionic Bulb product. This purchase order financing may be made via direct payment to Zevotek’s suppliers, issue or cause the issuance of letters of credit, and/or advances to Zevotek. Zevotek will be required to pay Star Funding an amount equal to 2.5% of all “Expenses” (as defined) associated with the purchase of any Goods under the Agreement, including letter of credit fees, if any, which will equal 0.25% of the face amount of any letter of credit. As collateral security for all of Zevotek’s obligations under the Supply Agreement, Zevotek granted Star Funding a security interest in all of Zevotek’s personal property and fixtures. The Supply Agreement is for an initial term of two years, and will be automatically extended for additional 1 year terms unless terminated by either party with 60 days’ prior written notice before the end of the initial or any renewal period.

On October 23, 2007, Zevotek also entered into a Factoring Agreement with Star Funding pursuant to which Star Funding has agreed to purchase certain accounts receivables of Zevotek under the Supply Agreement. Zevotek has agreed to pay Star Funding a factoring commission of 1.5% of the gross amount of each receivable under the Factoring Agreement provided, however, that Zevotek has agreed that Star Funding will receive $15,000 in fees under the Supply Agreement and the Factoring Agreement in the first 12 months and Zevotek has agreed to pay Star Funding the shortfall by which all fees and commissions are less than $15,000. As collateral security for all of Zevotek’s obligations under the Supply Agreement, Zevotek granted Star Funding a security interest in all of Zevotek’s personal property and fixtures. The Supply Agreement is for an initial term of two years, and will be automatically extended for additional 1 year terms unless terminated by Zevotek upon 60 days’ prior written notice before the end of the initial or any renewal period or by Star Funding upon 30 days prior written notice.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

To further secure Zevotek’s obligations under the Supply Agreement and the Factoring Agreement (as discussed below), Diet Coffee has executed (i) a guarantee and (ii) an assignment of that certain License and Supply Agreement under which is obtained its distribution rights for the Ionic Bulb. In addition, Mr. Engel, President of Zevotek and Diet Coffee, executed an Anti Fraud and Performance Agreement under which Mr. Engel guaranteed Zevotek’s representations and warranties under the Supply and Factoring Agreements. Mr. Engel explicitly agrees that if any receivable purchased by Star Funding is not paid when due (subject to certain exceptions), such non-payment shall be presumed to be the result of a breach of Zevotek’s representations and warranties under the Supply Agreement and/or the Factoring Agreement at which time Star Funding may be able to execute on the (i) collateral pledged under the Supply and Factoring Agreements and (ii) license for distribution of the Ionic bulb product.

NOTE I - CASH FLOWS

In a series of non-cash transactions during the six months ended December 31, 2007, the Company issued 32,078,864 shares of common stock in exchange for services and satisfaction of contractual obligations. The shares were valued at $654,932(based on closing prices of $0.0065 to $0.0420).

NOTE J - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements and for the six months then ended, the Company had sales of $1,812, incurred losses of $1,490,150, and used $9,705 in cash for operations. As of December 31, 2007, the Company had a working capital deficit of $1,318,785. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

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

Company History

We were incorporated in the State of Delaware on December 19, 2005 and amended our Certificate of Incorporation on March 1, 2006. On March 1, 2006, we changed our name from The Diet Coffee Company, Inc. to Diet Coffee, Inc. Our principal executive offices are located at 134 Cedar Street, Nutley, NJ 07110. Our telephone number is (973) 667-4026.

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

Comparison of Three Months Ended December 31, 2007 To December 31, 2006

Results of Operations

Revenues

Our sales were $0 for the three months ended December 31, 2007, consisting of Ionic Bulb product sales which we began marketing in this three month period. Our sales were $252,554 for the three months ended December 31, 2006 from sales of products under the Slim Coffee product line, which we generated primarily from customer responses to our advertisements and their placing orders with us through our www.slimcoffee.com website or calling one of our toll-free telephone numbers. We no longer sell or market Slim Coffee products and do not anticipate actively selling Slim Coffee products in the future.

Gross Profit

Our gross profit was $0 for the three months ended December 31, 2007 versus our gross profit of $188,543 for the three months ended December 31, 2006, a decrease of $188,543. The decrease is attributable to our discontinuance of sales under the Slim Coffee product line and out recent entry into the Ionic Bulb market

Our gross profit percentage for quarter ended December 31, 2007 was 0%, as compared to 74.7% for the quarter ended December 31, 2006. Our gross profit percentage is generally higher for sales we make through direct response marketing as compared to sales we make to mass market and specialty retailers. We did not generate any sales from direct marketing in the quarter ended December 31, 2007 in contrast to the quarter ended December 31, 2006, when the majority of our net sales were generated from direct marketing of our Slim Coffee products.

Operating expenses

Operating expenses for the three months ended December 31, 2007 were $1,223,916 and consisted primarily of personnel costs, stock based compensation costs and licensing royalties in accordance with the Ionic Bulb Licensing and Consulting Agreement. Operating expenses for the three months ended December 31, 2006 were $292,431and consisted primarily of product advertising, sales and marketing consulting fees, personnel costs and customer order fulfillment costs. Operating expenses increased to $1,223,911 in the three months ended December 31, 2007, or approximately 318%, from $292,431 for the comparable period in 2006. This increase in primarily attributable to costs associated with our recent entry into the Ionic Bulb market.

Net Income and Loss

Our net loss for the three months ended December 31, 2007 was $1,223,916 in contrast to a net loss of $103,836 for the three months ended December 31, 2006. We recently began operating in a new business segment, including efforts to market and sell our Ionic Bulb products, and revenues generated were not sufficient to cover our operating costs in both three-month periods then ended. We terminated our Slim Coffee sales and marketing activities and reducing overhead costs but we also reduced our revenues as a result. All of our expenses in the three month period ended December 31, 2007 were associated with entry into this new market. We expect to decrease our net loss once we begin selling our Ionic Bulb product in future periods. We are continuing our efforts to market and sell our Ionic Bulb products in order to generate a higher sales volume and unless and until such time as we generate substantially higher sales volume, we will continue realize net losses.

Our net loss per common share was 0.0141 (basic and diluted) for the three months ended December 31, 2007 as compared to our net loss per common shares of 0.0015 (basic and diluted) for the three months ended December 31, 2006.

The weighted average number of outstanding shares was 86,548,939 (basic and diluted) for the three-month period ended December 31, 2007 as compared to 71,040,055 (basic and diluted) for the three-month period ended December 31, 2006.

Comparison of Six Months Ended December 31, 2007 To December 31, 2006

Results of Operations

Revenues

Our sales were $1,812 for the six months ended December 31, 2007, consisting of sales under our Slim Coffee product line for orders placed prior to our cessation of marketing and sales under that line. Our sales were $521,408 for the six months ended December 31, 2006 from sales of products under the Slim Coffee product line, which we generated primarily from customer responses to our advertisements and their placing orders with us through our www.slimcoffee.com website or calling one of our toll-free telephone numbers. We no longer sell or market Slim Coffee products and do not anticipate actively selling Slim Coffee products in the future.

Gross Profit

Our gross profit was $1,212 for the six months ended December 31, 2007 versus our gross profit of $390,804 for the six months ended December 31, 2006, a decrease of $389,592. The decrease is attributable to our discontinuance of sales under the Slim Coffee product line and out recent entry into the Ionic Bulb market

Our gross profit percentage for six months ended December 31, 2007 was 66.9%, as compared to 75.0% for the six months ended December 31, 2006. Our gross profit percentage is generally higher for sales we make through direct response marketing as compared to sales we make to mass market and specialty retailers. We did not generate any sales from direct marketing in the six months ended December 31, 2007 in contrast to the six months ended December 31, 2006, when the majority of our net sales were generated from direct marketing of our Slim Coffee products.

Operating expenses

Operating expenses for the six months ended December 31, 2007 were $1,491,363 and consisted primarily of personnel costs, stock based consulting costs and licensing royalties in accordance with the Ionic Bulb Licensing and Consulting Agreement. Operating expenses for the six months ended December 31, 2006 were $807,930 and consisted of product advertising, sales and marketing consulting fees, personnel costs and customer order fulfillment costs. Operating expenses increased to $1,491,363 in the six months ended December 31, 2007, or approximately 84.6%, from $807,930 for the comparable period in 2006. This increase in primarily attributable to costs associated with our change in management and recent entry into the Ionic Bulb market.

Net Income and Loss

Our net loss for the six months ended December 31, 2007 was $1,490,150 in contrast to a net loss of  $416,062 for the six months ended December 31, 2006. We recently began operating in a new business segment, including efforts to market and sell our Ionic Bulb products, and revenues generated were not sufficient to cover our operating costs in both six-month periods then ended. We terminated our Slim Coffee sales and marketing activities and reducing overhead costs but we also reduced our revenues as a result. The majority our expenses in the six month period ended December 31, 2007 were associated with entry into this new market. We expect to decrease our net loss once we begin selling our Ionic Bulb product in future periods. We are continuing our efforts to market and sell our Ionic Bulb products in order to generate a higher sales volume and unless and until such time as we generate substantially higher sales volume, we will continue realize net losses.

Our net loss per common share was 0.0188 (basic and diluted) for the six months ended December 31, 2007 as compared to our net loss per common share of 0.0059 (basic and diluted) for the six months ended December 31, 2006.

The weighted average number of outstanding shares was 79,143,013 (basic and diluted) for the six-month period ended December 31, 2007 as compared to 70,531,348 (basic and diluted) for the six-month period ended December 31, 2006.

Liquidity and Capital Resources

Overview

As of December 31, 2007, we had a working capital deficit $1,318,785. As of June 30, 2007, we had a working capital deficit $483,567. Our cash position at December 31, 2007 was $384 as compared to $89 as of June 30, 2007.

For the six months ended December 31, 2007,  net cash flow used in operating activities of $9,705 consisting primarily of a net loss of $1,490,150, adjusted primarily for $654,932 in non-cash expenses for legal services and licensing royalties that were satisfied by issuance of our common stock and a $507,839 increase in accrued payroll and related taxes.

We expect capital expenditures to be nominal for the year ending June 30, 2008. These anticipated expenditures are for continued investments in property and equipment used in our business and software for our accounting and information systems.

Financing

As of December 31, 2007, we raised an aggregate of $814,849 in initial financing through the issuance 50,000 Series A preferred stock and 67,750,000 shares of common stock to founders and 3,763,000 shares issued in a private offering of common stock and warrants totaling $50,000, $67,750 and $697,099, respectively. In addition, the Company borrowed $10,000 from its President during the three months ended December 31, 2007,.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, our President, Chief Financial Officer and Director carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our President, Chief Financial Officer and Director concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the course of the preparation of our December 31, 2007 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition and inventory accounting. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

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

In addition, our President, Chief Financial Officer and Director has determined that no change in our internal control over financial reporting occurred during the six months ended December 31, 2007 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is required to be in compliance with the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control for the year ending June 30, 2008. Since inception, the Company has experienced severe cash flow problems and as a result has not had the resources to address fully the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented. Failure to develop adequate internal control and hiring of qualified accounting personnel may result in a “material weakness” in the Company’s internal control relating to the above activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 5, 2007, we issued 1,500,000 shares to each of David Attarian and David Stocknoff as partial consideration under the terms of their October 5, 2007 separation agreements with us. These issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Registrant’s Certificate of Incorporation.(1)
3.2	Certificate of Amendment to Registrant’s Certificate of Incorporation.(1)
3.3	Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock.(1)
3.4	Registrant’s By-Laws.(1)
4.1	Form of Warrant.(1)
4.2	2007 Stock Incentive Plan (2)
10.1	Employment Agreement by and between David Stocknoff and Diet Coffee, Inc., dated as of July 16, 2006.(1)
10.2	Employment Agreement by and between David Attarian and Diet Coffee, Inc., dated as of July 16, 2006.(1)
10.3	Form of Subscription Agreement.(1)
10.4	License and Supply Agreement dated as of May 18, 2007 by and among Diet Coffee, Inc. and Jason Ryu. (3)
10.5	Letter Agreement dated October 5, 2007 between Diet Cofee, Inc. and David Stocknoff (4)
10.6	Letter Agreement dated October 5, 2007 between Diet Coffee, Inc. and David Attarian (4)
10.7	Consulting Agreement dated October 12, 2007 between Diet Coffee, Inc. and David Stocknoff (4)
10.8	Consulting Agreement dated October 12, 2007 between Diet Coffee, Inc. and David Attarian (4)
10.9	Employment Agreement with Adam Engel (5)
10.10	Supply Agreement (6)
10.11	Factoring Agreement (6)
10.12	Assignment of License and Supply Agreement (6)
10.13	Guarantee (6)
10.14	Anti-Fraud Agreement (6)
31.1	Certification of Adam J. Engel, President and Chief Financial Officer of Diet Coffee, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002. (7)
32.1	Certification of Adam J. Engel, President and Chief Financial Officer of Diet Coffee, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002 (7)
________

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 (File No. 333-137210), as amended, originally filed with the SEC on September 8, 2006 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-145985) filed with the SEC on September 11, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K dated May 18, 2007and incorporated herein by reference.
(4)	Filed as an exhibit to our Annual Report on Form 10KSB for the year ended June 30, 2007 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K (filed with the SEC on December 14, 2007 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2007 and incorporated herein by reference.
(7)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIET COFFEE, INC.
Dated February 19, 2008
	By:	/s/ Adam Engel
Adam Engel, President, Chief Executive Officer, Chief Financial Officer and Director