Form 10QSB
period 2008-03-31
DIET COFFEE INC
filed 2008-05-20
CIK 1364208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File No: 333-137210

DIET COFFEE, INC.
(Exact name of issuer as specified in its charter)

DELAWARE	05-0630427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
134 Cedar Street Nutley, NJ 07110 (Address of principal executive offices, including zip code) (973) 667-4026
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: To be filed by amendment.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This quarterly report on Form 10-QSB does not contain all of the information required to be disclosed under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  In particular, this quarterly report does not contain the financial statements required by Item 310 of Regulation S-B, management’s discussion and analysis required by Item 303 of Regulation S-B, disclosure controls and procedures required by Item 307 of Regulation S-B, internal control over financial reporting required by Item 308 of Regulation S-B, and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  The company intends to file an amendment to this quarterly report on Form 10-QSB to provide the missing information once it becomes available

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

We will file an amendment to this quarterly report to provide the financial statements required by Item 310 of Regulation S-B.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

We will file an amendment to this quarterly report to provide management’s discussion and analysis or plan of operation as required by Item 303 of Regulation S-B.

Item 3.	Controls and Procedures.

We will file an amendment to this quarterly report to provide the disclosures relating to controls and procedures as required by Items 307 and 308 of Regulation S-B.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) On May 14, 2008, pursuant to an Exchange Agreement with a single accredited investor, we issued the following securities: (i) a 10% convertible promissory note in the principal amount of $134,759.45 with a maturity date of May 14, 2010 and a conversion rate of $0.001 per share (provided however that no conversions can be made which would result in holder owning more than 4.99% of our common stock such conversion. and (ii) a 10% demand promissory note in principal amount of $21,027.40. These notes were issued in exchange for the cancellation of prior evidences of indebtedness owed by us to the investor. .The issuances were exempt pursuant to Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended and Rule 506 thereunder.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Exchange Agreement dated May 14, 2008
10.2	Convertible Promissory Note dated May 14, 2008
10.3	Demand Note dated May 14, 2008
31.1	Certification of Adam J. Engel, President and Chief Financial Officer of Diet Coffee, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification of Adam J. Engel, President and Chief Financial Officer of Diet Coffee, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002 (1)
________
(1)	To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIET COFFEE, INC.

Dated: May 20, 2008	By:	/s/ Adam Engel
Adam Engel President and Chief Executive Officer