Form 10QSB/A
period 2008-03-31
DIET COFFEE INC
filed 2008-06-12
CIK 1364208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 21, 2008, the issuer had 180,245,382 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes   ☐  No  ☒

__________________
Quarterly Report on Form 10-QSB/A for the
Quarterly Period Ended March 31, 2008

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and June 30, 2007	2
Condensed Consolidated Statements of Losses for the Three and Nine Months Ended March 31, 2008 and 2007 (unaudited):	3
Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity for Period June 30, 2006 to March 31, 2008 (unaudited):	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2008 and 2007 (unaudited):	5
Notes to Condensed Consolidated Financial Statements March 31, 2008: (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults upon Senior Securities	28
Item 4. Submission of matters to a vote of security holders	28
Item 5. Other information	28
Item 6. Exhibits	28

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A is being filed to provide the financial statements required by Item 310 of Regulation S-B, management’s discussion and analysis required by Item 303 of Regulation S-B, disclosure controls and procedures required by Item 307 of Regulation S-B, internal control over financial reporting required by Item 308 of Regulation S-B, and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  These items were not available for filing with the annual report on Form 10-QSB filed by us on May 20, 2008.

 PART I - FINANCIAL INFORMATION
 Item 1.    Financial Statements.

DIET COFFEE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND JUNE 30, 2007

	March 31 2008	June 30 2007
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$4,580	$89
Accounts receivable	-	822
Other Receivables, net of allowances for doubtful accounts of $0
and $27,761 as of March 31, 2008 and June 30, 2007, respectively.	30,345	13,373
Total current assets	34,925	14,284

Total Assets	$34,925	$14,284

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,082,990	$483,956
Notes and loans payable-related parties	299,000	-
Customer Deposits	24,351	13,895

Total current liabilities	1,406,341	497,851

Total liabilities	1,406,341	497,851

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 10,000,000 shares authorized;	50	50
50,000 shares issued and outstanding at
March 31, 2008 and June 30, 2007,
Common stock, $0.001 par value, 200,000,000 shares authorized;	145,251	71,513
145,251,382 and 71,513,000 shares issued and outstanding at
March 31, 2008 and June 30, 2007, respectively
Additional paid-in capital	1,418,056	743,286
Accumulated (Deficit)	(2,934,773)	(1,298,416)

Total deficiency in stockholders' equity	(1,371,416)	(483,567)

Total Liabilities and Deficiency in Stockholders' Equity	$34,925	$14,284

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DIET COFFEE, INC.
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
UNAUDITED

	Three Months Ending		Nine Months Ending
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
REVENUES

Sales	$348,114	$347,688	$349,926	$869,095

Cost of sales	197,977	99,429	198,577	230,033

Gross Profit	150,137	248,259	151,349	639,062

OPERATING EXPENSES

Selling, general and administrative expenses	269,272	396,028	1,760,634	1,203,958

Total operating expenses	269,272	396,028	1,760,634	1,203,958

Operating loss	(119,135)	(147,769)	(1,609,285)	(564,896)

OTHER INCOME (EXPENSE)
Interest income	-	800	-	1,864
Interest expense	(27,072)	-	(27,072)	-

Total other income (expense)	(27,072)	800	(27,072)	1,864

Loss before provision for income taxes	(146,207)	(146,969)	(1,636,357)	(563,032)
Income taxes	-	-	-	-

Net loss	$(146,207)	$(146,969)	$(1,636,357)	$(563,032)

Net loss per common share, basic	($0.00)	($0.00)	($0.02)	($0.01)

Weighted average number of common shares outstanding	116,107,837	71,513,000	101,266,091	71,183,394
(basic & diluted)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DIET COFFEE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
MARCH 31, 2008 (UNAUDITED)

	Series A Preferred Stock		Common Stock		Common	Additional
	Shares	Amount	Shares	Amount	Stock to Be Issued	Paid-In Capital	Accumulated Deficit	Total

BALANCE, June 30, 2006	50,000	$50	67,750,000	$67,750	$640,599	$49,950	($447,186)	$311,163

Sales and issuance of common stock			3,763,000	3,763	(640,599)	693,336		56,500

Net loss-Year ending June 30, 2007							(851,230)	(851,230)

BALANCE, June 30, 2007	50,000	50	71,513,000	71,513	0	743,286	(1,298,416)	(483,567)

Common stock issued for services			73,738,381	73,738		674,770		748,508

Net loss-Nine months ending
March 31, 2008							(1,636,357)	(1,636,357)

BALANCE, March 31, 2008	50,000	$50	145,251,381	$145,251	$-	$1,418,056	$(2,934,773)	$(1,371,416)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DIET COFFEE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(1,636,357)	$(563,032)
Adjustments to reconcile net (loss) to net cash used by
operating activities:
Other receivable allowances	(27,761)	18,000
Common stock issued for services	748,508	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	822	(93,467)
Decrease (increase) in inventory	-	(30,868)
Decrease (increase) in other assets	10,789	(35,357)
Increase in accounts payable and accrued expenses	599,034	318,685
Increase in customer deposits	10,456	13,829

Net cash provided (used) by operating activities	(294,509)	(372,210)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	56,500
Proceeds from related party loans	299,000	-

Net cash provided by financing activities	299,000	56,500

Net increase (decrease) in cash	4,491	(315,710)
CASH, beginning of period	89	328,401

CASH, end of period	$4,580	$12,691

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Payment of interest in cash	$-	$-
Payment of taxes in cash	$-	$-
Common stock issued for services rendered	$748,508	$56,500

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the June 30, 2007 audited financial statements and footnotes thereto.

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
MARCH 31, 2008
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

Consideration Paid to Customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. We account for these incentives in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer, ("EITF 01-9"). Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales. No customer incentives are included in sales for the three and nine month periods ended March 31, 2008 and 2007.

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

Inventories consist of finished products available for sale to distributors and customers. At March 31, 2008, Finished Goods inventory was $0.

Allowance for doubtful accounts

The Company maintains an allowance for doubt accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. As of March 31, 2008, the allowance for doubtful accounts was $0.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment would be recorded at cost and depreciated using the straight-line method over their estimated useful lives.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for the three and nine months ended March 31, 2008 and, 2007, respectively.

Advertising

The Company follows SOP 93-7 whereby charging the costs of advertising to expenses as incurred. The Company charged to operations $0 and $1,738, as advertising costs for the three and nine month periods ended March 31, 2008, respectively The Company charged to operations $48,934 and $357,994, as advertising costs for the three and nine month periods ended March 31, 2007, respectively.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for the period ended June 30, 2006 the Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before June 30, 2007 and during the nine months ended March 31, 2008 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested.

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

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $1,636,357 for the nine months ended March 31, 2008 on revenues of $349,926 and used $294,509 in cash flows for operations during the nine months ended March 31, 2008. As of March 31, 2008, the Company had a working capital deficit of $1,371,416.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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
MARCH 31, 2008
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
MARCH 31, 2008
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

NOTE B - OTHER RECEIVABLES

Other receivables at March 31, 2008 consisted of a $30,345 credit card holdback by a merchant bank that processes payment due for product sales. The merchant bank holdback account is based on the dollar amount of sales and is designed to allow the Company to receive the credit card holdback cash, including interest for the Company, after customer refunds and charge-backs are cleared. The credit card holdback is carried net of a $0 allowance for doubtful accounts as of March 31, 2008.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2008 are as follows:

Accounts payable	$168,927
Accrued professional fees	274,000
Accrued payroll and payroll taxes	600,340
Other accrued liabilities	39,723
Total	$1,082,990

NOTE D - LOAN PAYABLE

Loan payable represents an interest bearing loan, at 10%, from an unrelated third party that is repayable on demand. As of March 31, 2008 the balance outstanding was approximately $299,000 (See Note K).

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

Common stock

The Company has authorized 200,000,000 shares of Common stock, par value $0.001, of which 145,251,381 shares were issued and outstanding at March 31, 2008.

During the nine months ended March 31, 2008, the Company issued 73,738,381 shares of common stock, valued at $748,508 for services and expenses.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Warrants

As part of the sale of Common stock the Company issued 285,000 warrants to purchase its Common stock at a price of $0.50 per share expiring 2 years from the date of issuance during July 2006.

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

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimate that at March 31, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $1,134,000 expiring beginning in the year 2023, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of March 31, 2008 are as follows:

Non current:

Net operating loss carry forward	$1,134,000
Valuation allowance	(1,134,000)
Net deferred tax asset	-

The Company has not filed their federal or state income tax returns for fiscal years ended June 30, 2006 and 2007.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE G - STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at March 31, 2008.

	Warrants Outstanding			Warrants Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.50	3,763,000	0.44	$0.50	3,763,000	$0.50

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at June 30, 2007	3,763,000	$0.50
Granted	-	-
Exercised	-	-
Canceled or expired	-	-

Outstanding at March 31, 2008	3,763,000	$0.50

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

On September 11, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 21,450,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of March 31, 2008, 21,450,000 shares have been issued under the 2007 Plan and no options have been granted.

On December 13, 2007, the Company adopted its 2007 Stock Incentive Plan No. 2 of Diet Coffee, Inc. (the “2007 Plan #2”). The Company is permitted to issue up to 17,994,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of March 31, 2008, 17,994,000 shares have been issued under the 2007 Plan.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

On December 13, 2007, the Company agreed to grant Mr. Engel options to purchase 3,600,000 shares of common stock, which options would vest at a rate of 100,000 shares per month. These options have not yet been granted.

On February 15, 2008, the Company adopted its 2008 Stock Incentive Plan (the “2008 Plan”). The Company is permitted to issue up to 33,000,,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of March 31, 2008, no shares have been issued under the 2007 Plan and no options have been granted.

On February 21, 2008, the Company adopted its 2008 California Stock Incentive Plan (the “California Plan”). The Company is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of March 31, 2008, 12,562,563 shares have been issued under the 2007 Plan and no options have been granted.

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

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

In connection with Messrs. Stocknoff and Attarian’s resignation from their officer and director positions with the Company, we entered into a letter agreement dated October 5, 2007 with each of Messrs Stocknoff and Attarian setting forth the terms of the mutual separation. Under the terms of these Agreements (which contained the same terms), Each of Mr. Stocknoff and Mr. Attarian and the Company agreed to waive any and all continuing rights and obligations under Mr. Stocknoff’s and Mr. Attarian’s respective employment agreements dated June 14, 2006. In consideration thereof and to enter into the Letter Agreements, the Company agreed to pay Messrs. Stocknoff and Attarian each $90,000 as follows: $20,000 on the Effective Date (as defined) and thereafter in equal semi-monthly installments of $2,500 until January 2008 at which time the installment payments shall increase to $5,000. Beginning January 2008, the Company may pay all or part of the installments in share of our common stock. In addition, the Company agreed to issue 5,000,000 shares of Company common stock on the Effective Date to each of Messrs. Stocknoff and Attarian. Messrs. Stocknoff and Attarian also agreed to a 1 year non-compete/non solicitation provisions as well as confidentiality and non-disparagement clauses. Each party to this agreement granted mutual releases. As of March 31, 2008, the Company has issued 2,750,000 shares to Mr. Attarian and 1,842,858 to Mr. Stocknoff and paid $10,000 to each.

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

Royalty commitment

On May 18, 2007, Diet Coffee, Inc. (the "Company") entered into a License and Supply Agreement with Jason Ryu, pursuant to which the Company licensed the right to market and sell a fluorescent light bulb that contains an air purifying microchip ion emitter from Mr. Ryu. In exchange for this license the Company agrees to pay Mr. Ryu a royalty of $0.20 per unit for the first 1.5 million units sold by the Company and the lesser of $0.15 per unit or 5% of manufacturing costs for all additional units. The initial term of this agreement shall be two years and shall automatically be renewed for subsequent two year periods if at lease 5 million units are sold by the Company during each period. Within ninety days from the date of this Agreement, the Company was required to place an order not less than 100,000 units and at least 600,000 units each quarter thereafter. As of the date of this filing, the Company placed an order for units and the Company has issued 7,181,819 shares of its common stock as prepayment of royalties under the agreement. Mr. Ryu has sent notice to the Company that license agreement shall continue on a non-exclusive basis.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Payroll Taxes

At March 31, 2008, the Company is delinquent with filing and remitting payroll taxes of approximately $100,000, including estimated penalties and interest related to payroll taxes withheld since April 2007. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Sales Taxes

At March 31, 2008, the Company is delinquent with remitting sales taxes of approximately $13,211, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Corporate Income Taxes

At March 31, 2008, the Company has not filed their federal or state income tax returns for fiscal years ended June 30, 2006 and 2007. The Company believes that no tax is due as a result of losses incurred and plans to file the tax returns as funds become available for their preparation.

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
MARCH 31, 2008
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

NOTE I - CASH FLOWS

In a series of non-cash transactions during the nine months ended March 31, 2007, the Company issued 3,763,000 shares of common stock in exchange for services and satisfaction of contractual obligations valued at $56,500.

In a series of non-cash transactions during the nine months ended March 31, 2008, the Company issued 73,738,381 shares of common stock in exchange for services and satisfaction of contractual obligations valued at $748,508.

NOTE J - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements and for the nine months then ended March 31, 2008 the Company had sales of $349,926 incurred losses of $1,636,357, and used $294,509 in cash for operations. As of March 31, 2008, the Company had a working capital deficit of $1,371,416, and accumulated losses of $2,934,773. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE K - SUBSEQUENT EVENTS

On May 14, 2008, the Company issued promissory notes in the amount of $134,759.45 and $21,027.40 to a single accredited investor. These notes were issued in exchange for certain evidences of indebtedness in the aggregate amount of $147,000 with accrued interest on such indebtedness of $8,786,85. The $134,759.45 promissory note bears interest at a rate of 10% per annum and is convertible into the Company’s common stock at a rate of $0.001 per share; provided, however that holder may not convert the note if such conversion would result in holder beneficially owning more than 4.99% of the Company’s outstanding stock. This note has a maturity date of May 14, 2010. The $21,027.40 promissory note bears interest at a rate of 10% per annum and is payable on demand.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

On May 27, 2008, the Company issued a 10% convertible promissory note in the amount of $155,789.59 to a single accredited investor. This note was issued in exchange for certain evidences of indebtedness in the aggregate amount of $144,500 with accrued interest on such indebtedness of $11,289.59. The note has a maturity date of May 27, 2010 and is convertible into the Company’s common stock at a rate of $0.001 per share; provided, however that holder may not convert the note if such conversion would result in holder beneficially owning more than 4.99% of the Company’s outstanding stock.

On May 28, 2008, the Company filed a Certificate of Designations, Powers, Preferences and Rights of Series B Preferred Stock with the Delaware Secretary of State designating 1,000,000 shares of Series B Preferred Stock. Each holder of Series B Preferred Stock is entitled to vote on all matters submitted to shareholders of Diet Coffee and shall be entitled to five thousand (5,000) votes per share for each share of Series B Preferred Stock held by such holder. There are no liquidation preferences or conversion rights associated with the Series B Preferred Stock

On May 28, 2008, the Company issued 1,000,000 shares of our Series B Preferred Stock to a single investor in exchange for the assignment and transfer of a demand promissory note of Diet Coffee held by such investor in the amount of $21,027.40.

DIET COFFEE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

Comparison of Three Months Ended March 31, 2008 To March 31, 2007

Results of Operations

Revenues

Our sales were $348,114 for the three months ended March 31, 2008, consisting of Ionic Bulb product sales which we primarily began marketing in this three month period. Our sales were $347,688 for the three months ended March 31, 2007 from sales of products under the Slim Coffee product line, which we generated primarily from customer responses to our advertisements and their placing orders with us through our www.slimcoffee.com website or calling one of our toll-free telephone numbers. We no longer sell or market Slim Coffee products and do not anticipate actively selling Slim Coffee products in the future.

Gross Profit

Our gross profit was $150,137 for the three months ended March 31, 2008 versus our gross profit of $248,259 for the three months ended March 31, 2007, a decrease of $98,122 or 40%. The decrease is attributable to our discontinuance of sales under the Slim Coffee product line and out recent entry into the Ionic Bulb market.

Our gross profit percentage for quarter ended March 31, 2008 was 43%, as compared to 71% for the quarter ended March 31, 2007. Our gross profit percentage is generally higher for sales we make through direct response marketing as compared to sales we make to mass market and specialty retailers. We did not generate any sales from direct marketing in the quarter ended March 31, 2008 for our Ionic Bulb product in contrast to the quarter ended March 31, 2007, when the majority of our net sales were generated from direct marketing of our Slim Coffee products.

Operating expenses

Operating expenses for the three months ended March 31, 2008 were $269,272 and consisted primarily of personnel costs, stock based compensation costs and licensing royalties in accordance with the Ionic Bulb Licensing and Supply Agreement as well as consulting agreements. Operating expenses for the three months ended March 31, 2007 were $396,028 and consisted primarily of product advertising, sales and marketing consulting fees, personnel costs and customer order fulfillment costs.

Net Income and Loss

Our net loss for the three months ended March 31, 2008 was $146,207 in contrast to a net loss of $146,969 for the three months ended March 31, 2007. We recently began operating in a new business segment, including efforts to market and sell our Ionic Bulb products, and revenues generated were not sufficient to cover our operating costs in both three-month periods then ended. We terminated our Slim Coffee sales and marketing activities and reducing overhead costs but we also reduced our revenues as a result. The majority of our expenses in the three month period ended March 31, 2008 were associated with entry into this new market. We expect to decrease our net loss once in future periods as sales of our Ionic Bulb product increase. We are continuing our efforts to market and sell our Ionic Bulb products in order to generate a higher sales volume and unless and until such time as we generate substantially higher sales volume, we will continue realize net losses.

Our net loss per common share was $0.00 (basic and diluted) for the three months ended March 31, 2008 as compared to our net loss per common shares of $0.00 (basic and diluted) for the three months ended March 31, 2007.

Comparison of Nine Months Ended March 31, 2008 To March 31, 2007

Results of Operations

Revenues

Our sales were $349,926 for the nine months ended March 31, 2008, consisting of Ionic Bulb sales. Our sales were $869,095 for the nine months ended March 31, 2007 from sales of products under the Slim Coffee product line, which we generated primarily from customer responses to our advertisements and their placing orders with us through our www.slimcoffee.com website or calling one of our toll-free telephone numbers. We no longer sell or market Slim Coffee products and do not anticipate actively selling Slim Coffee products in the future.

Gross Profit

Our gross profit was $151,349 for the nine months ended March 31, 2008 versus our gross profit of $639,062 for the nine months, ended March 31, 2007, a decrease of $487,713 or 76%. The decrease is attributable to our discontinuance of sales under the Slim Coffee product line and our recent entry into the Ionic Bulb market.

Our gross profit percentage for nine months ended March 31, 2008 was 43% for the Ionic Bulb product line, as compared to 74% for the nine months ended March 31, 2007 for our Slim Coffee product line.

Operating expenses

Operating expenses for the nine months ended March 31, 2008 were $1,760,634 and consisted primarily of personnel costs, stock based consulting costs and licensing royalties in accordance with the Ionic Bulb Licensing and Supply Agreement as well as consulting agreements. Operating expenses for the nine months ended March 31, 2007 were $1,203,958 and consisted of product advertising, sales and marketing consulting fees, personnel costs and customer order fulfillment costs. The total operating expense increase of $556,676 for the nine months ended March 31, 2008 is primarily attributable to costs associated with our change in management and recent entry into the Ionic Bulb market.

Net Income and Loss

Our net loss for the nine months ended March 31, 2008 was $1,636,357 is in contrast to a net loss of  $563,032 for the nine months ended March 31, 2007, an increase of $1,073,325 or 191%. We recently began operating in a new business segment, Ionic Bulb products, and revenues generated were not sufficient to cover our operating costs in nine-month period. We terminated our Slim Coffee sales and marketing activities and concurrently reduced related overhead costs. The majority our expenses in the nine month period ended March 31, 2008 were associated with entry into the new market. We expect to decrease our net loss once we expand sales of the Ionic Bulb product. We are continuing our efforts to market and sell our Ionic Bulb products in order to generate a higher sales volume and unless and until such time as we generate substantially higher sales volume, we will continue realize net losses.

Our net loss per common share was ($0.02) (basic and diluted) for the nine months ended March 31, 2008 as compared to our net loss per common share of ($0.01) (basic and diluted) for the nine months ended March 31, 2007.

Liquidity and Capital Resources

Overview

As of March 31, 2008, we had a working capital deficit $1,371,416. As of June 30, 2007, we had a working capital deficit $483,567. Our cash position at March 31, 2008 was $4,580 as compared to $89 as of June 30, 2007.

For the nine months ended March 31, 2008,  net cash flow used in operating activities of $294,509 consisting primarily of a net loss of $1,636,357 adjusted primarily for $748,508 in non-cash expenses for services and licensing royalties that were satisfied by issuance of our common stock and a $599,034 increase in payables and accrued expenses , largely payroll and related taxes.

We expect capital expenditures to be nominal for the year ending June 30, 2008. These anticipated expenditures are for continued investments in property and equipment used in our business and software for our accounting and information systems.

Financing

As of March 31, 2008, we raised an aggregate of $814,849 in initial financing through the issuance 50,000 Series A preferred stock and 67,750,000 shares of common stock to founders and 3,763,000 shares issued in a private offering of common stock and warrants totaling $50,000, $67,750 and $697,099, respectively. In addition, the Company borrowed approximately $299,000 from an unrelated third party.

Plan of Operation and Financing Needs

Since our inception, we have generated insufficient revenues and gross profits and have incurred net losses. We acquired the rights to sell the Ionic Bulb™, an energy saving compact fluorescent light bulb that we plan to market through TV infomercials, catalogs, magazines and major U.S. retail and specialty stores and our website www.ionicbulb.com. It is hoped that we will begin to achieve sustainable revenues within the next 12 months, of which there can be no guarantee. Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, our President, Chief Financial Officer and Director carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our President, Chief Financial Officer and Director concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the course of the preparation of our March 31, 2008 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition and inventory accounting. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

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

In addition, our President, Chief Financial Officer and Director has determined that no change in our internal control over financial reporting occurred during the nine months ended March 31, 2008 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1. On May 14, 2008, we issued promissory notes in the amount of $134,759.45 and $21,027.40 to a single accredited investor. These notes were issued in exchange for certain evidences of indebtedness in the aggregate amount of $147,000 with accrued interest on such indebtedness of $8,786,85. The $134,759.45 promissory note bears interest at a rate of 10% per annum and is convertible into our common stock at a rate of $0.001 per share; provided, however that holder may not convert the note if such conversion would result in holder beneficially owning more than 4.99% of our outstanding stock. This note has a maturity date of May 14, 2010. The $21,027.40 promissory note bears interest at a rate of 10% per annum and is payable on demand. The issuances of these notes were exempt under Section 3(a)(9) and/or 4(2) of the Securities Act of 1933, as amended.

2. On May 27, 2008, we issued a 10% convertible promissory note in the amount of $155,789.59 to a single accredited investor. This note was issued in exchange for certain evidences of indebtedness in the aggregate amount of $144,500 with accrued interest on such indebtedness of $11,289.59. The note has a maturity date of May 27, 2010 and is convertible into our common stock at a rate of $0.001 per share; provided, however that holder may not convert the note if such conversion would result in holder beneficially owning more than 4.99% of our outstanding stock. The issuance was exempt under Section 3(a)(9) and/or 4(2) of the Securities Act of 1933, as amended.

3. On May 28, 2008, we issued 1,000,000 shares of our Series B Preferred Stock to a single investor in exchange for the assignment and transfer of a demand promissory note of Diet Coffee held by such investor in the amount of $21,027.40. The issuance was exempt under Section 3(a)(9) and /or 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On May 28, 2008, we filed a Certificate of Designations, Powers, Preferences and Rights of Series B Preferred Stock with the Delaware Secretary of State designating 1,000,000 shares of Series B Preferred Stock. Each holder of Series B Preferred Stock is entitled to vote on all matters submitted to shareholders of Diet Coffee and shall be entitled to five thousand (5,000) votes per share for each share of Series B Preferred Stock held by such holder. There are no liquidation preferences or conversion rights associated with the Series B Preferred Stock

Item 6. Exhibits.

3.1	Registrant’s Certificate of Incorporation.(1)
3.2	Certificate of Amendment to Registrant’s Certificate of Incorporation.(1)
3.3	Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock.(1)
3.4	Registrant’s By-Laws.(1)
3.5	Certificate of Designations, Powers, Preferences and Rights of Series B Preferred Stock (10)
4.1	Form of Warrant.(1)
4.2	2007 Stock Incentive Plan (2)
4.3	2007 Stock Incentive Plan No. 2 (7)
4.4	2008 Stock Incentive Plan (8)
4.5	2008 California Stock Incentive Plan (9)
4.6	Form of Convertible Note (10)
10.1	Employment Agreement by and between David Stocknoff and Diet Coffee, Inc., dated as of July 16, 2006.(1)

10.2	Employment Agreement by and between David Attarian and Diet Coffee, Inc., dated as of July 16, 2006.(1)
10.3	Form of Subscription Agreement.(1)
10.4	License and Supply Agreement dated as of May 18, 2007 by and among Diet Coffee, Inc. and Jason Ryu. (3)
10.5	Letter Agreement dated October 5, 2007 between Diet Coffee, Inc. and David Stocknoff (4)
10.6	Letter Agreement dated October 5, 2007 between Diet Coffee, Inc. and David Attarian (4)
10.7	Consulting Agreement dated October 12, 2007 between Diet Coffee, Inc. and David Stocknoff (4)
10.8	Consulting Agreement dated October 12, 2007 between Diet Coffee, Inc. and David Attarian (4)
10.9	Employment Agreement with Adam Engel (5)
10.10	Supply Agreement (6)
10.11	Factoring Agreement (6)
10.12	Assignment of License and Supply Agreement (6)
10.13	Guarantee (6)
10.14	Anti-Fraud Agreement (6)
31.1	Certification of Adam J. Engel, President and Chief Financial Officer of Diet Coffee, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002. (10)
32.1	Certification of Adam J. Engel, President and Chief Financial Officer of Diet Coffee, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002 (10)
________

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 (File No. 333-137210), as amended, originally filed with the SEC on September 8, 2006 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-145985) filed with the SEC on September 11, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K dated May 18, 2007and incorporated herein by reference.
(4)	Filed as an exhibit to our Annual Report on Form 10KSB for the year ended June 30, 2007 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K (filed with the SEC on December 14, 2007 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2007 and incorporated herein by reference.
(7)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-148050) filed with the SEC on December 13, 2007 and incorporated herein by reference.
(8)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-149334) filed with the SEC on February 21, 2008 and incorporated herein by reference
(9)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-149335) filed with the SEC on February 21, 2008 and incorporated herein by reference
(10)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIET COFFEE, INC.

Dated: June 12, 2008
	By:	/s/ Adam Engel
Adam Engel President and Chief Executive Officer