Form 10KSB
period 2008-06-30
Zevotek, Inc
filed 2008-10-14
CIK 1364208

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For The Fiscal Year Ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File No: 333-137210

ZEVOTEK, INC.
(Exact name of issuer as specified in its charter)

DELAWARE	05-0630427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

134 Cedar Street Nutley, NJ 07110 ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(973) 667-4026
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

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

The issuer's revenues for its most recent fiscal year will be disclosed by amendment

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity will be disclosed by amendment

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 24, 2008:11,688,254 shares of common stock.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

EXPLANATORY NOTE

This annual report on Form 10-KSB does not contain all of the information required to be disclosed under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  In particular, this annual report does not contain the financial statements required by Item 310 of Regulation S-B; management’s discussion and analysis required by Item 303 of Regulation S-B; disclosure controls and procedures required by Item 307 of Regulation S-B; internal control over financial reporting required by Item 308 of Regulation S-B; and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  The company intends to file an amendment to this annual report on Form 10-KSB to provide the missing information once it becomes available.

ITEM 1. BUSINESS.

Our History

We were incorporated in the State of Delaware on December 19, 2005 and amended our Certificate of Incorporation on March 1, 2006. On March 1, 2006, we changed our name from The Diet Coffee Company, Inc. to Diet Coffee, Inc. and on June 26, 2008, we changed our name to Zevotek, Inc. Our principal executive offices are located at 134 Cedar Street, Nutley, NJ 07110. Our telephone number is (973) 667-4026.

Overview of Business

We are engaged in the direct marketing and distribution of consumer products. Our first offering was the Slim Coffee product line, which features coffee beverages. In May 2007, we entered into a license agreement to sell an energy saving compact fluorescent light bulb named the Ionic Bulb. We plan to market the Ionic Bulb through TV infomercials, catalogs, magazines and major U.S. retail and specialty stores and our websites www.zevo-tek.com and www.ionicbulb.com.

Products

We currently have one product for marketing and sale: the Ionic Bulb, which we began selling in fiscal 2008. During the fiscal year ended June 30, 2007, we offered and sold coffee products under the Slim Coffee product line. Beginning in the quarter ended June 30 2007, we stopped marketing and selling of coffee products. However, certain minimal residual sales occurred during the first quarter of fiscal 2008. We have no current intention to market or sell coffee products in the future.

Ionic Bulb

On May 18, 2007, we entered into a license and supply agreement with an owner of the Ionic Bulb. We intend to sell the Ionic Bulb through our wholly owned subsidiary Ionicbulb.com, Inc. We seek to penetrate the $40 billion dollar global lighting industry through sales of the Ionic Bulb. The Ionic Bulb combines the performance features of ionic air cleaning technology with those of a 10,000 hour reduced energy use compact fluorescent light bulb (CFL). The Ionic Bulb contains an air purifying microchip ion emitter that is powered by the bulb's own energy. The Ionic Bulb is designed for use in any U.S. home which we believe will not require any special modifications. When illuminated, the Ionic Bulb via silent emission of negative ions helps to eliminate smoke, dust, pollen, pet dander and odors from the air within a surrounding 100 square foot area. The Ionic Bulb is designed for consumer use. We believe the Ionic Bulb product to be a less expensive and space saving alternative to air purifiers.

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

Infomercials - We expect to develop and produce both long and short form (spot) direct response television campaigns (infomercials) to be placed in major national broadcast and cable networks. Spot infomercials run between 60 seconds and five minutes and long form infomercials run for 28 minutes. These campaigns will be conducted locally, nationally, or both, depending on the specific product and anticipated demand. As of the date of this annual report, we are in the final stages of production for a new Ionic Bulb infomercial.

Catalog Advertising – Ionic Bulb products may be marketed by third parties that operate catalog sales businesses. We would sell these catalog companies our Ionic Bulb products for sale to their customers. We believe that sales to catalogs are a source of revenue and product exposure to potentially large audiences.

Retail - We have also approached several major national chains and expect to have a comprehensive network of major retailers selling our products. We plan to use independent distributors to assist us with establishing retail sales of our products.

Internet - Our Ionic Bulb products are being made available for sale on our web sites www.zevo-tek.com and www.ionicbulb.com, and are marketed using a streaming video presentation of the Ionic Bulb and its features. We recently procured a merchant account enabling us to accept payment card transactions from all major credit card companies thereby facilitating the online purchase process through our corporate website. We are currently working to establish a fulfillment center and an inbound call center.

We may create and distribute multimedia emails to selected individuals who purchase products or express an interest in our product line.

Manufacturing and Distribution

We contract with unaffiliated manufacturers outside the U.S. to manufacture our products. Our Ionic Bulb is manufactured in China and is subject to import duties, which have the effect of increasing the amount we pay to obtain such products. We are currently in negotiations for a formal manufacturing and distribution agreement.

License Agreements, Trademarks and Patents

License and Supply Agreement

On May 18, 2007, we entered into a License and Supply Agreement with Jason Ryu, the purported sole owner of the Ionic Bulb and the underlying technology. Pursuant to this Agreement, Mr. Ryu granted us an exclusive, commercial license worldwide (except for Japan; Korea and the Peoples Republic of China) for a two-year period to market, distribute, sell and manufacture the product, including access to the patented technology. Under the terms of the License Agreement, we are required to order 100,000 units of Ionic Bulbs within 90 days of execution and 600,000 units each fiscal quarter thereafter. If we purchase at least 5 million units during the initial 2 year term (and any subsequent term), the license will automatically renew for another two year term. We are required to pay the licensor, upon receipt of the products, $0.20 per unit for the first 1.5 million units ordered and $0.25 per unit thereafter or 5% of the manufacturing cost, whichever is less. As we did not purchase the minimum amounts required under the contract, Mr. Ryu has sent us notice that the license will continue on a non-exclusive basis.

Patents and Trademarks

  On April 2, 2005, Mr. Ryu (and Mr. Chang Min Lee the co-inventor) filed US Patent Application No. 11/097,767 (Publication No. 20006/0078460) entitled “Anion General for Incorporation into Lighting Apparatuses and Other Appliances” with the US Patent and Trademark Office (“USPTO”). The initial application was rejected on various grounds. Mr. Ryu filed a response and amendment to the initial application with the USPTO on September 9, 2007. Mr. Ryu filed a continuation-in-part (CIP) application on August 7, 2008, serial no. 12/221,908, which claims the benefit of no. 11/097,767, now abandoned. The CIP application adds some new enhancements to the bulb design that further distinguish the invention over the prior art. As of the date of this Annual Report, the CIP is pending and has not yet been examined. We cannot offer any assurance that the application will ultimately be approved by the USPTO. In addition, there is an international patent application on file under the Patent Cooperation Treaty (PCT), No PCT/KR2005/002997 (Publication No. WO/2006/031036) entitled Negative Ion Emission Lamp. We intend to file additional applications, as appropriate to protect our rights in the Ionic Bulb.

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

Supply and Factoring Agreement

On October 23, 2007, Ionicbulb.com, Inc. (f/k/a Zevotek, Inc.), our wholly owned subsidiary, entered into a Supply Agreement with Star Funding, Inc. pursuant to which Star Funding will provide, on a discretionary basis, purchase order financing up to $2.5 million to facilitate Ionbulb.com Inc’s sale of its Ionic Bulb product. This purchase order financing may be made via direct payment to Ionbulb.com Inc’s suppliers, issue or cause the issuance of letters of credit, and/or advances to Ionicbulb.com. Ionicbulb.com will be required to pay Star Funding an amount equal to 2.5% of all “Expenses” (as defined) associated with the purchase of any Goods under the Agreement, including letter of credit fees, if any, which will equal 0.25% of the face amount of any letter of credit. As collateral security for all of Ionicbulb.com Inc.’s obligations under the Supply Agreement, Ionicbulb.com granted Star Funding a security interest in all of Ionicbulb.com’s personal property and fixtures. The Supply Agreement is for an initial term of two years, and will be automatically extended for additional 1 year terms unless terminated by either party with 60 days’ prior written notice before the end of the initial or any renewal period.

On October 23, 2007, Ionicbulb.com also entered into a Factoring Agreement with Star Funding pursuant to which Star Funding has agreed to purchase certain accounts receivables of Ionicbulb.com under the Supply Agreement. Ionicbulb.com has agreed to pay Star Funding a factoring commission of 1.5% of the gross amount of each receivable under the Factoring Agreement provided, however, that Ionicbulb.com has agreed that Star Funding will receive $15,000 in fees under the Supply Agreement and the Factoring Agreement in the first 12 months and Ionicbulb.com has agreed to pay Star Funding the shortfall by which all fees and commissions are less than $15,000. As collateral security for all of Ioncibulb.com’s obligations under the Supply Agreement, Ioncibulb.com granted Star Funding a security interest in all of Ionicbulb.com’s personal property and fixtures. The Supply Agreement is for an initial term of two years, and will be automatically extended for additional 1 year terms unless terminated by Ionicbulb.com upon 60 days’ prior written notice before the end of the initial or any renewal period, or by Star Funding upon 30 days prior written notice.

To further secure Ionicbulb.com’s obligations under the Supply Agreement and the Factoring Agreement (as discussed below), we have executed (i) a guarantee and (ii) an assignment of that certain License and Supply Agreement under which is obtained its distribution rights for the Ionic Bulb. In addition, Adam Engel, President of Zevotek and Ionicbulb.com, executed an Anti Fraud and Performance Agreement under which Mr. Engel guaranteed Ionicbulb.com’s representations and warranties under the Supply and Factoring Agreements. Mr. Engel explicitly agrees that if any receivable purchased by Star Funding is not paid when due (subject to certain exceptions), such non-payment shall be presumed to be the result of a breach of Ionicbulb.com’s representations and warranties under the Supply Agreement and/or the Factoring Agreement at which time Star Funding may be able to execute on the (i) collateral pledged under the Supply and Factoring Agreements and (ii) license for distribution of the Ionic bulb product.

Competition

The CFL bulb market is subject to intense competition since new products and sellers are constantly entering the market and competing for consumer dollars. The ease of entry into the market also adds to the highly competitive nature of the industry. We have not yet achieved a market share, nor do we have a long operating history, large customer base, or substantial financial, development and marketing resources. Our products will compete with many other CFL bulb products that are sold over the Internet and in mass market retail and specialty stores. Maintaining and gaining market share depends heavily on the differentiation of our product’s ionizing features, further product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches.

Regulation

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

Coffee Products (Not currently being marketed or sold)

During the fiscal year ended June 30, 2007, we sold coffee products under the Slim Coffee brand. Beginning in the quarter ended June 30 2007, we stopped marketing and selling of coffee products. However, certain minimal residual sales occurred during the first quarter of fiscal 2008. We have no current intention to market or sell coffee products in the future.

Employees

As of September 24, 2008 we had one full-time employee, who is our chief executive officer. We have not experienced any work stoppages and we consider relations with our employee to be good.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated October 5, 2007, RBSM LLP stated that our consolidated financial statements for the year ended June 30, 2007, were prepared assuming that we would continue as a going concern and we expect to receive a similar report for June 30, 2008. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit. Our continued net operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE COULD LOSE OUR RIGHT TO SELL AND DISTRIBUTE THE IONIC BULB PRODUCT IF WE FAIL TO MAKE TIMELY PAYMENTS UNDER OUR SUPPLY AGREEMENT AND FACTORING AGREEMENT WITH STAR FUNDING AND IF SUCH EVENT OCCURRED IT WOULD ADVERSELY AFFECT OUR BUSINESS.

In October 2007, our wholly owned subsidiary Ionicbulb.com, Inc. entered into a Supply Agreement with Star Funding, Inc. pursuant to which Star Funding will provide, in a discretionary basis, purchase order financing up to $2.5 million to facilitate sales of our Ionic Bulb product. In addition, Ionicbulb.com, Inc. also entered into a Factoring Agreement with Star Funding pursuant to which Star Funding agreed to purchase certain accounts receivables under the Supply Agreement and Ionicbulb.com agreed to pay Star Funding a factoring commissions for each receivable under the Factoring Agreement. To secure performance under these agreements, we executed a guarantee and pledged our rights under the License and Supply Agreement. In addition, Adam Engel, President of Zevotek and Ionicbulb.com executed an Anti Fraud and Performance Agreement under which Mr. Engel specifically agreed that if any receivable purchased by Star Funding is not paid when due, such non-payment would be presumed to be the result of a breach of Ionicbulb.com’s representation and warranties under the Supply and/or Factoring Agreement at which time Star Funding would be able to execute on the guarantee and would assume all distribution rights under the License and Supply Agreement thereby giving it the right to sell the Ionic Bulb product. This would have an adverse effect on our business as the Ionic Bulb is currently our only product available for sale.

OUR FAILURE TO COMPLY WITH THE FINAL JUDGEMENT ISSUED BY THE FTC COULD ADVERSELY AFFECT OUR BUSINESS.

On March 26, 2007, we received a letter from the U.S. Federal Trade Commission (“FTC”) whereby we were informed that the FTC is conducting an investigation into advertising claims made for our weight loss product known as “Slim Coffee”. The purpose of the investigation was to determine whether we, in connection with its sales of Slim Coffee, had engaged in unfair or deceptive acts or practices and false advertising. The FTC threatened to file a complaint in the United States District Court, Southern District of New York, alleging False Advertising, unless we and the FTC could reach a satisfactory resolution to the matter. A negotiated settlement has been reached with the FTC under which we did not admit any wrongdoing. On October 5, 2007, we executed a stipulation to a final order and judgment in the amount of $923,910. The full amount of the judgment, and payment of any portion of it is suspended and cannot be reinstated so long as we abide by the reporting and monitoring requirements of the judgment; do not make false advertising claims in connection with any of its products in the future; and our past financial disclosures to the FTC were materially accurate. We expect the stipulation will be executed by the FTC and filed with the United States District Court, Southern District of New York. We expect to comply with terms of the stipulation and do not anticipate incurring a liability for the judgment, however there can be no assurance of compliance. Should we fail to comply with the FTC’s final judgment could have a material adverse

WE COULD BE REQUIRED TO MAKE ROYALTY PAYMENTS TO THE LICENSOR OF THE IONIC BULB PRODUCT REGARDLESS OF WHETHER WE ULTIMATELY SELL ANY PRODUCTS TO END USERS.

Under the terms of our license and sale agreement relating to the Ionic Bulb, we are required to pay the licensor thereunder royalty payments of $0.20 per unit for the first 1.5 million Ionic Bulb units and $0.15 per unit thereafter. In addition, we are required to order 5 million units during the initial term of the license agreement. These royalty payments are required to be made upon receipt of the units, regardless of whether we ultimately sell the product to third parties. Accordingly, if we made all required purchases, we would anticipate making minimum royalty payments to licensor of $825,000 during the initial term of the license agreement of we make all required purchases from the licenses. If we are unable to successfully market and sell the Ionic Bulb product, this will materially and adversely affect our business operations. As we did not purchase the minimum amounts required (and thus have not made the anticipated $825,000 in royalty payments) under the contract, Mr. Ryu has sent us notice that the license will continue on a non-exclusive basis.

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

We have been financing our operations since our inception in December 19, 2005 with $814,849 in funds invested by our founders raised through a private placement of our common stock and approximately $291,500 through the issuance of promissory notes to unaffiliated third party investors. We have used the financing to start up our direct response sales business. We need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

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

WE ARE CONTROLLED BY OUR PRINCIPAL STOCKHOLDER.

Our series B stockholder holds approximately 91% of the outstanding votes entitled to vote on any matter presented to out stockholders. Each share of series B preferred stock is entitled to 5,000 votes per share and as of the date hereof, all 1,000,000 shares of series B preferred stock issued are held by one person. So long as this principal stockholder controls a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval.   This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

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

WE MAY NOT BE ABLE TO IMPLEMENT SECTION 404 OF THE SARBANES-OXLEY ACT ON A TIMELY BASIS.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting.  This requirement will first apply to our annual report on Form 10-KSB for the fiscal year ending June 30, 2009.  In addition, commencing with our annual report for the fiscal year ending June 30, 2009 our independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our current executive office is located at 134 Cedar Street, Nutley, NJ. This location is owned by our sole executive officer who does not require that we pay rent.. We do not own any property.

ITEM 3. LEGAL PROCEEDINGS.

On March 26, 2007, Zevotek, Inc. (f/k/a Diet Coffee, Inc., the “Company”) received a letter from the U.S. Federal Trade Commission (“FTC”) whereby the Company was informed that the FTC is conducting an investigation into advertising claims made for the Company’s weight loss product known as “Slim Coffee”. The purpose of the investigation was to determine whether the Company, in connection with its sales of Slim Coffee, engaged in unfair or deceptive acts or practices and false advertising. The FTC threatened to file a complaint in the United States District Court, Southern District of New York, alleging False Advertising, unless the Company and the FTC could reach a satisfactory resolution to the matter. A negotiated settlement has been reached with the FTC under which the Company, its officers and directors did not admit any wrongdoing. On October 5, 2007, the Company executed a stipulation to a final order and judgment in the amount of $923,910. The full amount of the judgment, and payment of any portion of it is suspended and cannot be reinstated so long as the Company abides by the reporting and monitoring requirements of the judgment; does not make false advertising claims in connection with any of its products in the future; and its past financial disclosures to the FTC were materially accurate. The Company expects stipulation will be executed by the FTC and filed with the United States District Court, Southern District of New York. The Company expects to comply with terms of the stipulation and does not anticipate incurring a liability for the judgment. [update?]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the quarter ended June 30, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the OTC Bulletin Board under the symbol “ZVTK.OB.” The following table shows the high and low bid prices for our common stock for each quarter since May 29, 2007 (the first day our stock began trading on the OTC Bulletin Board) as reported by the OTC Bulletin Board. All share prices have been adjusted to provide for the 1-50 reverse split effected on June 26, 2008. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

July 1, 2007 to June 30, 2008 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$62.5	$1.25
Second quarter	3.0	0.20
Third quarter	0.45	0.05
Fourth quarter	0.65	0.05

May 29, 2007 to June 30, 2007 (OTC Bulletin Board)	High Bid	Low Bid
Fourth quarter	$100.00	$10.00

As of September 24, 2008 there were approximately 60 record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of June 30, 2008

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
E Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	103,049,869	] (1)(2)(3)(4)
Total	—	$—	103,049,869	(1)(2)(3)(4)

(1) 2007 Stock Incentive Plan. The purpose of our 2007 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 21,450,000 shares, subject to adjustment, and as of June 30, 2008, we had issued 429,000 shares.

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
(2) 2007 Stock Incentive Plan No. 2. The purpose of our 2007 Stock Incentive Plan No. 2 is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 17,994,000 shares, subject to adjustment, and as of June 30, 2008, we had issued 359,880 shares.

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
(3) 2008 Stock Incentive Plan. The purpose of our 2008 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 33,000,000 shares, subject to adjustment, and as of June 30, 2008, we had issued 590,000 shares.

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
(4) 2008 California Stock Incentive Plan. The purpose of our 2008 California Stock Incentive Plan is to advance the best interests of the company by providing those persons who are residents of California and who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 33,000,000 shares, subject to adjustment, and as of June 30, 2008, we had issued 571,251 shares.

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

4. On January 1, 2008, we issued a 7% convertible note in the amount of $50,000. This promissory note was issued to a consultant as payment for services rendered. The note has a maturity date of January 1, 2009 and is convertible into our common stock at a rate of $0.135 per share; provided, however that holder may not convert the note if such conversion would result in holder beneficially owning more than 4.99% of our outstanding stock. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

5. On October 5, 2007, we issued 1,500,000 shares to each of David Attarian and David Stocknoff as partial consideration under the terms of their October 5, 2007 separation agreements with us. These issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

6. On July 24, 2007, we issued 181,819 shares of common stock to Jason Ryu as partial consideration under the terms of that certain License and Supply Agreement. Our board valued the common stock at $0.15 per share, for a total value of $22,273. The issuance was exempt under Section 4(2) of the Act.

7. On September 10, 2007, we issued 50,000 shares of common stock to Island Capital Management LLC pursuant to the terms of our agreement with them as a compensatory stock grant. Our board valued the common stock at $0.05 per share, for a total value of $2,500. The issuance was exempt under Section 4(2) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We will file an amendment to this annual report to provide management’s discussion and analysis as required by Item 303 of Regulation S-B.

ITEM 7. FINANCIAL STATEMENTS.

We will file an amendment to this annual report to provide the financial statements as required by Item 310 of Regulation S-B.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

We will file an amendment to this annual report to provide controls and procedures as required by Items 307 of Regulation S-B and 308 of Regulation S-B.

ITEM 8B. OTHER INFORMATION.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Corporate Governance; Compliance with Section 16(A) of the Exchange Act

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

Board of Directors, Board Meetings and Committees

Our board of directors held no formal meetings during the most recently completed fiscal year. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of New York and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Independence

Our board of directors has determined that currently none of it members  qualify as “independent” as the term is used in Item 407 of Regulation S-B as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended June 30, 2008, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 134 Cedar Street, Nutley, NJ 07110.

Item 10. Executive Compensation

Summary Compensation Table—Fiscal 2008 and 2007

The following table sets forth the compensation paid to the Chief Executive Officer and our other executive officers for services rendered during the fiscal years ended June 30, 2008 and 2007.

Summary Compensation Table

					Stock	Option		All Other
Name and Position	Year	Salary		Bonus	Awards ($)	Awards ($)		Compensation	Total ($)
Adam Engel	2008	$120,000		—	—	$36,000	(1)	$	$156,000
Chairman, President,	2007	$—		$—	—	—		$-	$-
Chief Executive Officer,
CFO and Secretary (since October 12, 2007)

David Stocknoff	2008	$—		$—	—	—		$-	$-
President, Chief Executive Officer	2007	$105,000	(2)	$—	—	—		$-	$-
CFO and Director (until October 12, 2007)

David Attarian	2008	$—		$—	—	—		$-	$-
Secretary and Director	2007	$113,362	(3)	$—	—	—		$-	$-
(until October 12, 2007)

(1) On December 13, 2007, the Company agreed to grant Mr. Engel an option award of 3,600,000 shares at an exercise price of $0.01 per share, which option vests at the rate of $100,000 shares per month. The amounts set forth in the table have been adjusted to reflect the 1 for 50 reverse stock split effected June 26, 2008.
(2) $48,190 of this amount was accrued as salary, but not paid. Pursuant to the terms of Mr. Stocknoff’s separation agreement dated October 5, 2007, all obligations under his June 14, 2006 employment agreement were waived, including accrued salary.
(4) $49,101 of this amount was accrued as salary, but not paid. Pursuant to the terms of Mr. Attarian’s separation agreement dated October 5, 2007, all obligations under his June 14, 2006 employment agreement were waived, including accrued salary.

Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock awards and stock options granted to the Named Executive Officers in Fiscal 2008.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards(3)
Adam Engel	12/13/2007	12/13/2007	—	—	—	72,000	$0.001	N/A

(1)
On December 13, 2007, the Company agreed to grant Mr. Engel an option award of 3,600,000 shares, which option vests at the rate of $100,000 shares per month. The amounts set forth in the table have been adjusted to reflect the 1 for 50 reverse stock split effected June 26, 2008.

(2)	Represents the grant date fair value of each equity award calculated in accordance with FAS 123R.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at the end of Fiscal 2008.

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Adam Engel	12,000	60,000	$0.01	12/13/2017	—	—

(1)
On December 13, 2007, the Company agreed to grant Mr. Engel an option award of 3,600,000 shares of our common stock with exercise price $0.01, which options would vest at a rate of 100,000 shares per month. The amounts set forth in the table have been adjusted to reflect the 1 for 50 reverse stock split effected June 26, 2008.

Option Exercises and Stock Vested

Mr. Engel’s option award vested as set forth in the above table. No stock options were exercised by any Named Executive Officers in Fiscal 2008

Employment Agreements

On December 13, 2007, we entered into employment agreements with Adam Engel. A description of the material terms of the agreement is set forth below and a copy of each agreement is attached as an exhibit hereto.

Adam Engel. We entered into an employment agreement with Adam Engel pursuant to which we employ Mr. Engel as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. The agreement is for an initial term of three years and provides for an annual base salary during the term of the agreement of $120,000, payable either in cash of stock. Mr. Engel has also been granted options to purchase 3,600,000 shares of our common stock with an exercise price of $0.01 per share, which options will vest at a rate of 100,000 shares per month.

The agreement also contains the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) four (4) weeks paid vacation leave; (iii) medical, dental and life insurance benefits; (iv) a severance payment of twelve (12) month’s salary at the then-applicable base salary rate in the event that we terminate Mr. Engel’s employment without cause or if Mr. Bennett’s employment is terminated due to death or disability; and (v) 24 month non-compete/non solicitation terms.

This description of the above referenced agreement does not purport to be complete and is qualified in its entirety by reference to such agreement attached hereto as an exhibit, which is incorporated herein by reference.

Potential Payments upon Termination

Mr. Engel gas entered into an employment agreement. Under the terms of his employment agreements, Mr. Engel is entitled to a severance payment of twelve (12) month’s salary at the then-applicable base salary rate in the event that we terminate their employment without cause or in the event that their employment is terminated due to death or disability.

The following table sets forth quantitative information with respect to potential payments to be made to Mr. Engel upon termination in various circumstances. The potential payments are based on the terms of Mr. Engel’s Employment Agreement discussed above. For a more detailed description of the Employment Agreement, see the “Employment Agreements” section above.

Name	Potential Payment upon Termination (1)
Adam Engel	$120,000	(2)

(1)	Employee entitled to tweke months severance at the then applicable base salary rate.

(2)	Based on Mr. Engel’s current annual base salary of $120,000.

Compensation of Directors

None of our directors received any compensation for their services in the period ended June 30, 2008. All directors are entitled to reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.

Audit Committee

We do not have an audit committee at this time.
.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 24, 2008 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

The following table assumes that there are 11,688,254 common shares issued and outstanding on September 24, 2008. Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

Amount and Nature of Beneficial Ownership
Name And Address (1)	Number Of Common Shares Beneficially Owned	Percentage Owned (2)	Number Of Series A Preferred Shares Beneficially Owned	Percentage Owned (2)	Number Of Series B Preferred Shares Beneficially Owned	Percentage Owned (2)	Percentage of Total Voting Power (3)

Adam Engel	18,000(4)	*	—	*	—	*	* %
Sale-A-Vision, Inc. 14 Bond Street, Suite 296 Great Neck, NY	38,198	*	50,000	100%	—	*	9.1%
Anthony Intrieri 60 Schofield Street Bronx, NY 10464	—	*	—	*	1,000,000	100%	90.7%
All directors and officers as a group (1 person)	18,000	*	—	*	—	*	*

*Less than 1%
(1)	Unless otherwise noted, the address is 134 Cedar Street, Nutley, NJ 07110.
(2)	Based on 11,688,254 common shares, 50,000 Series A Preferred Shares, and 1,000,000 Series B Preferred Shares issued and outstanding on September 24, 2008.
(3)
Holders of our common stock are entitled to one vote per share, for a total of 11,688,254 votes. Holders of our Series A preferred stock are entitled to 10,000 votes per share, for a total of 500,000,000 votes. Holders of our Series B preferred stock are entitled to 5,000 votes per share, for a total of 5,000,000,000 votes, or approximately 91% of the outstanding votes on September 24, 2008.

(4)
On December 13, 2007, the Company agreed to grant Mr. Engel an option award of 3,600,000 shares of our common stock with exercise price $0.01, which options would vest at a rate of 100,000 shares per month. The amounts set forth in the table have been adjusted to reflect the 1 for 50 reverse stock split effected June 26, 2008.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In December 2007, our President Mr. Engel loaned us $10,000 pursuant to a 0% promissory note. This note has since been repaid in full.

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

ITEM 13. EXHIBITS.

.1	Registrant’s Certificate of Incorporation.(1)
3.2	Certificate of Amendment to Registrant’s Certificate of Incorporation.(1)
3.3	Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock.(1)
3.4	Registrant’s By-Laws.(1)
3.5	Certificate of Designations, Powers, Preferences and Rights of Series B Preferred Stock (11)
4.1	Form of Warrant.(1)
4.2	2007 Stock Incentive Plan (2)
4.3	2007 Stock Incentive Plan No. 2 (7)
4.4	2008 Stock Incentive Plan (8)
4.5	2008 California Stock Incentive Plan (9)
4.6	Form of Convertible Note (10)
10.1	Employment Agreement by and between David Stocknoff and Diet Coffee, Inc., dated as of July 16, 2006.(1)
10.2	Employment Agreement by and between David Attarian and Diet Coffee, Inc., dated as of July 16, 2006.(1)
10.3	Form of Subscription Agreement.(1)
10.4	License and Supply Agreement dated as of May 18, 2007 by and among Diet Coffee, Inc. and Jason Ryu. (3)
10.5	Letter Agreement dated October 5, 2007 between Diet Coffee, Inc. and David Stocknoff (4)
10.6	Letter Agreement dated October 5, 2007 between Diet Coffee, Inc. and David Attarian (4)
10.7	Consulting Agreement dated October 12, 2007 between Diet Coffee, Inc. and David Stocknoff (4)
10.8	Consulting Agreement dated October 12, 2007 between Diet Coffee, Inc. and David Attarian (4)
10.9	Employment Agreement with Adam Engel (5)
10.10	Supply Agreement (6)
10.11	Factoring Agreement (6)
10.12	Assignment of License and Supply Agreement (6)
10.13	Guarantee (6)
10.14	Anti-Fraud Agreement (6)
31.1	Certification of Adam J. Engel, President and Chief Financial Officer of Diet Coffee, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002. (11)
32.1	Certification of Adam J. Engel, President and Chief Financial Officer of Diet Coffee, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002 (11)

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 (File No. 333-137210), as amended, originally filed with the SEC on September 8, 2006 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-145985) filed with the SEC on September 11, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K dated May 18, 2007and incorporated herein by reference.
(4)	Filed as an exhibit to our Annual Report on Form 10KSB for the year ended June 30, 2007 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K (filed with the SEC on December 14, 2007 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2007 and incorporated herein by reference.

(7)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-148050) filed with the SEC on December 13, 2007 and incorporated herein by reference.
(8)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-149334) filed with the SEC on February 21, 2008 and incorporated herein by reference
(9)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-149335) filed with the SEC on February 21, 2008 and incorporated herein by reference
(10)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.
(11)	To be filed by amendment

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

We will file an amendment to this annual report to provide principal accountants fees and services as required by Item 9(e) of Schedule 14A (Sec.240.14a-101 of this chapter).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEVOTEK, INC.

Date: October 14, 2008
	By:	/s/ Adam J. Engel
Adam J. Engel
President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam J. Engel	President Chief Executive Officer Chief	October 14, 2008
Adam J. Engel	Financial Officer, Secretary, Treasurer
and director