Form 10KSB/A
period 2008-06-30
Zevotek, Inc
filed 2008-11-26
CIK 1364208

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO 1 TO
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

The issuer's revenues for its most recent fiscal year were $272,926.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of November 24, 2008 was $152,813.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 24, 2008:15,299,254 shares of common stock.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

EXPLANATORY NOTE

This Amendment No. 1 to annual report on Form 10-KSB is being filed to provide the financial statements required by Item 310 of Regulation S-B; management’s discussion and analysis required by Item 303 of Regulation S-B; disclosure controls and procedures required by Item 307 of Regulation S-B; internal control over financial reporting required by Item 308 of Regulation S-B; and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  These items were not available for filing with the annual report on Form 10-KSB filed by us on October 14, 2008.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated November 24, 2008, RBSM LLP stated that our consolidated financial statements for the year ended June 30, 2008, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit. Our continued net operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

During the course of the preparation of our June 30, 2008 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition and inventory accounting. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

WE ARE SEEKING ADDITIONAL FINANCING TO FUND OUR WHOLESALE AND DIRECT RESPONSE SALES BUSINESS, AND IF WE ARE UNABLE TO OBTAIN FUNDING WHEN NEEDED, WE MAY NEED TO SCALE BACK OUR OPERATIONS.

We have been financing our operations since our inception in December 19, 2005 with $814,849 in funds invested by our founders raised through a private placement of our common stock and approximately $322,500 through the issuance of promissory notes to unaffiliated third party investors. We have used the financing to start up our direct response sales business. We need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

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

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	103,049,869]	(1)(2)(3)(4)
Total	—	$—	103,049,869	(1)(2)(3)(4)

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

5. On October 5, 2007, we issued 30,000 (1,500,000 pre-split) shares to each of David Attarian and David Stocknoff as partial consideration under the terms of their October 5, 2007 separation agreements with us. These issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

6. On July 24, 2007, we issued 3,635 (181,819 pre-split) shares of common stock to Jason Ryu as partial consideration under the terms of that certain License and Supply Agreement. Our board valued the common stock at $0.15 per share, for a total value of $22,273. The issuance was exempt under Section 4(2) of the Act.

7. On September 10, 2007, we issued 1,000 (50,000 pre-split) shares of common stock to Island Capital Management LLC pursuant to the terms of our agreement with them as a compensatory stock grant. Our board valued the common stock at $0.05 per share, for a total value of $2,500. The issuance was exempt under Section 4(2) of the Act.

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

Comparison of Fiscal Years Ended June 30, 2008 To June 30, 2007

Results of Operations

Revenue

Our sales were $272,926 for the year ended June 30, 2008, consisting of Ionic Bulb sales. Our sales were $873,826 for the year ended June 30, 2007 from sales of products under the Slim Coffee product line, which we generated primarily from customer responses to our advertisements and their placing orders with us through our www.slimcoffee.com website or calling one of our toll-free telephone numbers. We no longer sell or market Slim Coffee products and do not anticipate actively selling Slim Coffee products in the fiscal year ending June 30, 2008.

Gross Profit

Our gross profit was $74,349 for the year ended June 30, 2008 and our gross profit percentage was 27.2% for the year then ended. Our gross profit was $571,390 for the fiscal year ended June 30, 2007 and our gross profit percentage was 65.4% for the year then ended. Our gross profit percentage for the fiscal year ended June 30, 2008 decreased as a result of our entering into a new market which required additional costs prior to any sales being made in the period.

Operating expenses

Operating expenses for the fiscal year ended June 30, 2008 were $2,079,222. Operating expenses for the fiscal year ended June 30, 2007 were $1,424,984 and consisted primarily of $377,162 in media advertising, $246,821 in sales order fulfillment and warehousing costs, $274,852 in personnel costs, and $321,340 for professional and other consulting fees..

For the fiscal year ended June 30, 2008 and June 30, 2007, selling, general and administrative expense was 761.8% and 163.1%, respectively, of net sales. The increase in the percentage is primarily attributed to the entry into a new market resulting in additional costs required to market and sell our product, including the hiring of consultants.

Net Income and Loss

Our net loss was $2,025,809 for the fiscal year ended June 30, 2008 and our net loss was $851,230 for the fiscal year ended June 30, 2007. We recently began operating our business, including efforts to market and sell our products, and revenues generated were not sufficient to cover our operating costs. We are continuing our efforts to market and sell our products in order to generate a higher sales volume and unless and until such time as we generate substantially higher sales volume, we will continue realize net losses.

Our net loss per common share was ($0.91) (basic and diluted) for fiscal year ended June 30, 2008 as compared to our ($0.60) (basic and diluted) net loss per common share for the fiscal year ended June 30, 2007.

The weighted average number of outstanding shares was 2,235,822 (basic and diluted) for fiscal year ended June 30, 2008 as compared to 1,425,311 (basic and diluted) for the fiscal year ended June 30, 2007.

Liquidity and Capital Resources

Overview

As of June 30, 2008, we had a working capital deficit of $1,310,795. As of June 30, 2007, we had a working capital deficit of $424,672. Our cash position at June 30, 2008 was $6,755 as compared to $89 as of June 30, 2007.

For fiscal year ended June 30, 2008, net cash used in operating activities was $315,834, consisting primarily of a net loss of $2,025,809, adjusted primarily for common stock issued for services of $845,560 and an increase in accounts payable and accrued expenses of $793,429.

Cash provided by financing activities totaled $322,500 consisting of proceeds from third party loans.

We expect capital expenditures to be nominal for the year ending June 30, 2008. These anticipated expenditures are for continued investments in property and equipment used in our business and software for our accounting and information systems.

Financing

As of June 30, 2008, we have raised an aggregate of $1,137,349 in financing through the issuance debt and equity securities

Star Funding Financing Facility

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

Financing Needs

Since our inception on December 19, 2005 to June 30, 2008, we have generated revenues of $1,205,342 and have incurred a net loss of $3,304,225. It is hoped that we will begin to achieve sustainable revenues within the next 12 months, of which there can be no guarantee. Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

The independent auditor's report on our June 30, 2008 financial statements included in this Annual Report states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Reverse Stock Split

Effective June 25, 2008, the Company authorized for its common stock a 50:1 reverse stock split Also, par value for the Preferred Stock and Common stock was changed to $.00001 per share All preferred and common stock and related information have been retroactively restated.

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Valuation of Accounts Receivable

Our allowance for doubtful accounts reflects our best estimate of probable losses, determined principally on the basis of historical experience and specific allowances for known troubled accounts.

Inventories / Cost of Goods Sold

The Company has adopted a policy to record inventory at the lower of cost or market determined by the first-in-first-out method. The elements of cost that comprise inventory and cost good sold are FOB shipping point costs, freight and destination charges, customs and importation fees and taxes, customer broker fees (if any) and other related costs. Warehousing costs are charged to cost of goods in the period the costs are incurred. The Company provides inventory allowances based on estimates of obsolete inventories.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories.

Advertising

The Company follows SOP 93-7 whereby charging the costs of advertising to expenses as incurred.

Off Balance Sheet Arrangements

None

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-[18].

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30,2008.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of June 30,2008. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During this evaluation, the Company identified a material weakness in its internal control over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The identified material weakness consists of, as of the end of the period covered by this report, limited resources and limited number of employees, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls.

Based on our assessment and the criteria discussed above, the Company has concluded that, as of June 30,2008, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Notwithstanding the material weakness in the Company’s internal control over financial reporting and the Company’s consequently ineffective disclosure controls and procedures discussed above, management believes that the financial statements included in this Annual Report on Form 10-KSB/A present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with the U. S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30,2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(until October 12, 2007)

(1) On December 13, 2007, the Company agreed to grant Mr. Engel an option award of 72,000 shares at an exercise price of $0.50 per share, which option vests at the rate of 2,000 shares per month.
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

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards(3)
Adam Engel	12/13/2007	12/13/2007	—	—	—	72,000	$0.50	N/A

(1)	On December 13, 2007, the Company agreed to grant Mr. Engel an option award of 72,000 shares, which option vests at the rate of 2,000 shares per month.
(2)	Represents the grant date fair value of each equity award calculated in accordance with FAS 123R.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at the end of Fiscal 2008.

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Adam Engel	12,000	60,000	$0.50	12/13/2017	—	—

(1)
On December 13, 2007, the Company agreed to grant Mr. Engel an option award of 72,000 shares of our common stock with exercise price $0.50, which options would vest at a rate of 2,000 shares per month.

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

Adam Engel. We entered into an employment agreement with Adam Engel pursuant to which we employ Mr. Engel as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. The agreement is for an initial term of three years and provides for an annual base salary during the term of the agreement of $120,000, payable either in cash of stock. Mr. Engel has also been granted options to purchase 72,000 shares of our common stock with an exercise price of $0.50 per share, which options will vest at a rate of 2,000 shares per month.

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

Name	Potential Payment upon Termination (1)
Adam Engel	$120,000	(2)

(1)	Employee entitled to twelve months severance at the then applicable base salary rate.

(2)	Based on Mr. Engel’s current annual base salary of $120,000.

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

Amount and Nature of Beneficial Ownership

Name And Address (1)	Number Of Common Shares Beneficially Owned		Percentage Owned (2)	Number Of Series A Preferred Shares Beneficially Owned	Percentage Owned (2)	Number Of Series B Preferred Shares Beneficially Owned	Percentage Owned (2)	Percentage of Total Voting Power (3)

Adam Engel	18,000	(4)	*	—	*	—	*	* %
Sale-A-Vision, Inc. 14 Bond Street, Suite 296 Great Neck, NY	38,198		*	50,000	100%	—	*	9.1%
Anthony Intrieri 60 Schofield Street Bronx, NY 10464	—		*	—	*	1,000,000	100%	90.7%
All directors and officers as a group (1 person)	18,000		*	—	*	—	*	*

*Less than 1%
(1)	Unless otherwise noted, the address is 134 Cedar Street, Nutley, NJ 07110.
(2)	Based on 11,688,254 common shares, 50,000 Series A Preferred Shares, and 1,000,000 Series B Preferred Shares issued and outstanding on September 24, 2008.
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

(4)
On December 13, 2007, the Company agreed to grant Mr. Engel an option award of 72,000 shares of our common stock with exercise price $0.50, which options would vest at a rate of 2,000 shares per month.

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

Separation Agreements

In connection, with Messrs. Stocknoff and Attarian’s resignation from their officer and director positions with us, we entered into a letter agreement dated October 5, 2007 with each of Messrs Stocknoff and Attarian setting forth the terms of our mutual separation. Under the terms of these Agreements (which contained the same terms), Each of Mr. Stocknoff and Mr. Attarian and the Company agreed to waive any and all continuing rights and obligations under Mr. Stocknoff’s and Mr. Attarian’s respective employment agreements dated June 14, 2006. In consideration thereof and to enter into the Letter Agreements, we agreed to pay Messrs. Stocknoff and Attarian each $90,000 as follows: $20,000 on the Effective Date (as defined) and thereafter in equal semi-monthly installments of $2,500 until January 2008 at which time the installment payments shall increase to $5,000. Beginning January 2008, we may pay all or part of the installments in share of our common stock. In addition, we agreed to issue 100,000 shares of our common stock on the Effective Date to each of Messrs. Stocknoff and Attarian. Messrs. Stocknoff and Attarian also agreed to a 1 year non-compete/non solicitation provisions as well as confidentiality and non-disparagement clauses. Each party to this agreement granted mutual releases.

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

In connection with the founding and formation of the Company, our founders contributed to us $107,500 in cash plus paid advertising expenses in the amount of $10,250, for an aggregate amount of $117,750. In consideration for their contribution to us, we issued to the founders a total of 1,355,000 shares of our common stock and 50,000 shares of Series A Preferred Stock. The table below sets forth the name of the founders and the amount of capital stock they received for their investment.

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
(10)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.
(11)	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

RBSM LLP, billed us $25,000 in fees for our annual audit for the year ended June 30, 2008, and $8,500 in fees for the review of our quarterly financial statements for that year.

RBSM LLP, billed us $7,500 in fees for our annual audit for the year ended June 30, 2007, and $5,000 in fees for the review of our quarterly financial statements for that year.

AUDIT-RELATED FEES

We did not pay any fees RBSM LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal years 2008 and 2007.

TAX FEES

We did not pay any fees to RBSM LLP for tax compliance, tax advice, tax planning or other work during our fiscal years 2008 and 2007.

ALL OTHER FEES

There were no other fees billed by RBSM LLP for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

With respect to the audit of our financial statements as of June 30, 2008 and 2007 and for the years then ended, none of the hours expended on RBSM LLP engagement to audit those financial statements were attributed to work by persons other than RBSM LLP’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEVOTEK, INC.

Date: November 26, 2008
By: /s/ Adam J. Engel
Adam J. Engel
President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam J. Engel	President Chief Executive Officer Chief	November 26, 2008
Adam J. Engel	Financial Officer, Secretary, Treasurer
and director

__________________

Index to Financial Statements

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of June 30, 2008 and 2007	F-3
Consolidated Statements of Losses for the Years Ended June 30, 2008 and 2007	F-4
Consolidated Statement of Deficiency in Stockholders’ Equity for the Two Years Ended June 30, 2008	F-5
Consolidated Statements of Cash Flows for the Years Ended June 30, 2008 and 2007	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Zevotek, Inc.
Nutley, NJ 07110

We have audited the accompanying consolidated balance sheets of Zevote, Inc. (the "Company") as of June 30, 2008 and 2007 and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zevotek, Inc. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note C to the accompanying consolidated financial statements, the Company has suffered recurring losses and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
Certified Public Accountants

New York, New York
November 24, 2008

Zevotek Inc.
Consolidated Balance Sheets
June 30, 2008 and 2007

	June 30	June 30
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$6,755	$89
Accounts receivable	-	822
Other Receivables, net of allowances for doubtful accounts of $ 0
and $27,761 as of June 30, 2008 and June 30, 2007, respectively.	30,345	13,373
Total current assets	37,100	14,284

Total Assets	$37,100	$14,284

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,277,385	$483,956
Convertible notes payable and demand notes, net of debt discount of $ 300,964	46,159	-
Customer Deposits	24,351	13,895

Total current liabilities	1,347,895	497,851

Total liabilities	1,347,895	497,851

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.00001 par value, 10,000,000 shares authorized;
50,000 shares issued and outstanding at June 30, 2008 and 2007, respectively	1	1
Series B Preferred Stock, $0.00001 par value, 1,000,000 shares authorized; 1,000,000
and 0 shares issued and outstanding at June 30, 2008 and 2007, respectively	10	-
Common stock, $0.00001 par value,1,000,000,000 shares authorized; 3,784,920 and
1,430,260 shares issued and outstanding at June 30, 2008 and 2007, respectively	38	14
Additional paid-in capital	2,013,381	814,834
Accumulated (Deficit)	(3,324,225)	(1,298,416)

Total deficiency in stockholders' equity	(1,310,795)	(483,567)

Total Liabilities and Deficiency In Stockholders' Equity	$37,100	$14,284

The accompanying notes are an integral part of the financial statements

Zevotek Inc.
Consolidated Statements of Operations
Years Ended June 30, 2008 and 2007

	Years Ended
	June 30,	June 30,
	2008	2007

REVENUES

Sales	$272,926	$873,826

Cost of sales	198,577	302,436

Gross Profit	74,349	571,390

OPERATING EXPENSES

Selling, general and administrative expenses	2,079,222	1,424,984

Total operating expenses	2,079,222	1,424,984

Operating (loss)	(2,004,873)	(853,594)

OTHER INCOME (EXPENSE)
Interest income	-	2,364
Interest (expense)	(20,936)	-

Total other income (expense)	(20,936)	2,364

Loss before provision for income taxes	(2,025,809)	(851,230)
Income taxes	-	-

Net (loss)	$(2,025,809)	$(851,230)

Net (loss) per common share, basic	$(0.91)	$(0.60)

Weighted average number of common shares outstanding (basic & diluted)	2,235,822	1,425,311

The accompanying notes are an integral part of the financial statements

Zevotek Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
For the two years ended June 30, 2008

	Preferred Stock
	Series A		Series B		Common Stock		Common	Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Stock to Be Issued	Paid-In Capital	Accumulated Deficit	Total
BALANCE, June 30, 2006	50,000	$1	-	$-	1,355,000	$13	$640,599	$117,736	$(447,186)	$311,163

Sales and issuance of common stock					75,260	1	(640,599)	697,098		56,500

Net loss									(851,230)	(851,230)

BALANCE, June 30, 2007	50,000	1	-	-	1,430,260	14	-	814,834	(1,298,416)	(483,567)

Common stock issued for services					1,994,780	20		845,540		845,560

Fair Value of Beneficial Conversion Feature								314,049		314,049

Conversion of debt for Preferred B			1,000,000	10				21,018		21,028

Conversion of debt for common stock					359,880	4		17,940		17,944

Net loss									(2,025,809)	(2,025,809)

BALANCE, June 30, 2008	50,000	$1	1,000,000	$10	3,784,920	$38	$-	$2,013,381	$(3,324,225)	$(1,310,795)

The accompanying notes are an integral part of the financial statements

Zevotek Inc.
Consolidated Statements of Cash Flows
Years Ended June 30, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(2,025,809)	$(851,230)
Adjustments to reconcile net (loss) to net cash used in
operating activities:
Amortization of beneficial conversion feature	13,085
Other receivable allowances	(27,761)	27,761
Common stock issued for services	845,560	-
Note issued to related party for services	50,000

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	822	2,625
(Increase) decrease in other receivables	-	(41,134)
(Increase) decrease in other assets	10,789	-
Increase (decrease) in accounts payable and accrued expenses	807,024	463,456
Increase (decrease) in customer deposits	10,456	13,710

Net cash used in operating activities	(315,834)	(384,812)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used) by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	56,500
Proceeds from loans	322,500	-

Net cash provided by financing activities	322,500	56,500

Net increase (decrease) in cash	6,666	(328,312)
CASH and equivalents, beginning of year	89	328,401

CASH and equivalents, end of year	$6,755	$89

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid	$7,851	$-
Taxes Paid	$-	$-
Expenses paid with 1,994,780 shares of common stock	$845,560	$-
Debt converted to 359,880 shares of common stock	$17,944	$-
Debt converted for 1,000,000 shares Series B Preferred Stock	$21,026	$-
Sale of 75,260 shares of common stock	$-	$56,500

The accompanying notes are an integral part of the financial statements

ZEVOTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

ZEVOTEK, INC. (“Company” or “Registrant”) was organized on December 19, 2005 under the state laws of Delaware with an original name of “The Diet Coffee Company”. On March 1, 2006, the Company changed its name Diet Coffee Inc, and on June 25, 2008 to the current existing name.

The Company’s wholly-owned subsidiary is Ionic Bulb.com, Inc (Ionic Bulb) which was formerly named Zevotek, Inc. Through its subsidiary, it markets and sells a range of home care and household products. In May 2007, the Company entered into a license agreement to sell an energy saving compact fluorescent light bulb named the Ionic Bulb. The Company plans to market the Ionic Bulb through TV infomercials, catalogs, magazines and major U.S. retail and specialty stores and the website www.ionic-bulb.com.

The consolidated financial statements include the accounts of the Registrant and it wholly owned subsidiary, Ionicbulb.com inc. All significant inter-company transactions and balances have been eliminated.

Reverse Stock Split

Effective June 25, 2008, the Company authorized for its common stock a 50:1 reverse stock split Also, par value for the Preferred Stock and Common stock was changed to $.00001 per share All preferred and common stock and related information have been retroactively restated.

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Consideration Paid to Customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. We account for these incentives in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer, ("EITF 01-9"). Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales. No customer incentives are included in sales for the years ended June 30, 2008 and 2007.

Use of Estimates

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

ZEVOTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONT’D)

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

Inventories / Cost of Goods Sold

The Company has adopted a policy to record inventory at the lower of cost or market determined by the first-in-first-out method. The elements of cost that comprise inventory and cost good sold are FOB shipping point costs, freight and destination charges, customs and importation fees and taxes, customer broker fees (if any) and other related costs. Warehousing costs are charged to cost of goods in the period the costs are incurred. The Company provides inventory allowances based on estimates of obsolete inventories.

Inventories consist of finished products available for sale to distributors and customers. At June 30, 2008 and 2007, Finished Goods inventory was $ 0.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. As of June 30, 2008 and 2007, the allowance for doubtful accounts was $ 0 and $27,761, respectively.

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

Advertising

The Company follows SOP 93-7 whereby charging the costs of advertising to expenses as incurred. The Company charged to operations $ 22,238 and $ 377,162 as advertising costs for the years ending June 30, 2008 and 2007, respectively.

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

ZEVOTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONT’D)

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective August 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ending June 30, 2008.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for the years ending June 30 2008 and 2007, respectively.

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for the period ended June 30, 2006 the Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees. The Company made no employee stock-based compensation grants before June 30, 2007 and during the year ended June 30, 2008 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested.

Loss per Share

The Company follows Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”) “Earnings per Share”. Basic and diluted earnings (loss) per share amounts are computed based on net income (loss) divided by the weighted average number of common shares outstanding. The assumed exercise of 5,700 of stock options were not included in the computation of diluted loss per share because the assumed exercises would be anti-dilutive for the periods presented.

ZEVOTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONT’D):

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Liquidity

As shown in the accompanying financial statements, the Company’s current liabilities exceed its current assets by $1,310,795 as of June 30, 2008. The Company has incurred a net loss of $2,025,809 and used $315,834 in cash flows for operations during the year ended June 30, 2008.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

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

ZEVOTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS (CONT’D)

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

NOTE C - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, for the year ending June 30, 2008 the Company had sales of $ 272,926 incurred losses of $ 2,025,809, had a working capital deficit of $ 1,310,795 and accumulated losses of $ 3,324,225. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE D- OTHER RECEIVABLES

Other receivables at June 30, 2008 and 2007, consisted of net $30,345 and $13,373, respectively, credit card holdbacks by a merchant bank that processes payment due for product sales. The merchant bank holdback account is based on the dollar amount of sales and is designed to allow the Company to receive the credit card holdback cash, including interest for the Company, after customer refunds and charge-backs are cleared. The credit card holdback is carried net of a $ 0 and $ 27,761 allowance for doubtful accounts as of June 30, 2008 and 2007, respectively.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2008 are as follows:

Accounts payable	$168,926
Accrued professional fees	373,186
Accrued payroll and payroll taxes (see Note K)	630,340
Other accrued liabilities	104,933
Total	$1,277,385

ZEVOTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE F -  CONVERTIBLE NOTES PAYABLE AND DEMAND NOTES

Notes payable at June 30, 2008 are as follows:

Notes Payable to Interstellar Holdings, LLC.
Demand promissory note (a)	$24,569
Convertible term note (b)	116,765
Convertible term note ( c )	155,789
Convertible term note (d)	50,000
Subtotal	347,123
Less: Discount on Debt	(300,964)
Net current convertible notes payable and other demand notes	$46,159

a)	On November 10, 2007, the Company entered into a demand promissory note for the principal amount of $24,569 bearing interest at 10% per annum.
b)
On May 14, 2008, the Company entered into a convertible term not for the principal amount of $134, 759 bearing interest at 10% per annum with a maturity date of May 14, 2010. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.001 per share.

c)
On May 27, 2008, the Company entered into a convertible term not for the principal amount of $155,789 bearing interest at 10% per annum with a maturity date of May 27, 2010. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.001 per share.

d)
On January 1, 2008, Company entered into a convertible term not for the principal amount of $50,000 bearing interest at 7% per annum with a maturity date of June 30, 2008. This note was to be converted into common stock at 90% of the common stock closing price at June 30, 2008, or approximately 370,000 shares of common stock. As of June 30, 2008, the holder of the note elected not to be paid in common stock. In accordance with the agreement, all principal and interest was immediately due and payable as of June 30, 2008. The Company is in default of the terms of the note.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $314,049 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Notes issued during the year ended June 30, 2008. The debt discount attributed to the beneficial conversion feature is amortized over the Notes maturity period (two years) as interest expense. During the year ended June 30, 2008, amortization related to the beneficial conversion feature was $13,085.

NOTE G -  FINANCING AGREEMENT

On October 23, 2007, Ionicbulb.com (f/k/a Zevotek, Inc.) our wholly owned subsidiary entered into a Supply Agreement with Star Funding, Inc. pursuant to which Star Funding will provide, on a discretionary basis, purchase order financing up to $2.5 million to facilitate Ionicbulb.com Inc.’s sale of its Ionic Bulb product. This purchase order financing may be made via direct payment to Ionicbulb.com’s suppliers, issue or cause the issuance of letters of credit, and/or advances to Ionicbulb.com. Ionicbulb.com will be required to pay Star Funding an amount equal to 2.5% of all “Expenses” (as defined) associated with the purchase of any Goods under the Agreement, including letter of credit fees, if any, which will equal 0.25% of the face amount of any letter of credit. As collateral security for all of Ionicbulb.com’s obligations under the Supply Agreement, Ionicbulb.com granted Star Funding a security interest in all of Ionicbulb.com’s personal property and fixtures. The Supply Agreement is for an initial term of two years, and will be automatically extended for additional 1 year terms unless terminated by either party with 60 days’ prior written notice before the end of the initial or any renewal period.

On October 23, 2007, Ionicbulb.com also entered into a Factoring Agreement with Star Funding pursuant to which Star Funding has agreed to purchase certain accounts receivables of Ionicbulb.com under the Supply Agreement. Ionicbulb.com has agreed to pay Star Funding a factoring commission of 1.5% of the gross amount of each receivable under the Factoring Agreement provided, however, that Ionicbulb.com has agreed that Star Funding will receive $15,000 in fees under the Supply Agreement and the Factoring Agreement in the first 12 months and Ionicbulb.com has agreed to pay Star Funding the shortfall by which all fees and commissions are less than $15,000. As collateral security for all of Ionicbulb.com’s obligations under the Supply Agreement, Ionicbulb.com granted Star Funding a security interest in all of Ionicbulb.com’s personal property and fixtures. The Supply Agreement is for an initial term of two years, and will be automatically extended for additional 1 year terms unless terminated by Ionicbulb.com upon 60 days’ prior written notice before the end of the initial or any renewal period or by Star Funding upon 30 days prior written notice.

ZEVOTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE G -  FINANCING AGREEMENT (CONT’D)

To further secure Ionicbulb.com’s obligations under the Supply Agreement and the Factoring Agreement (as discussed below), Diet Coffee has executed (i) a guarantee and (ii) an assignment of that certain License and Supply Agreement under which is obtained its distribution rights for the Ionic Bulb. In addition, Mr. Engel, President of Ionicbulb.com and Zevotek, Inc., executed an Anti Fraud and Performance Agreement under which Mr. Engel guaranteed Ionicbulb.com’s representations and warranties under the Supply and Factoring Agreements. Mr. Engel explicitly agrees that if any receivable purchased by Star Funding is not paid when due (subject to certain exceptions), such non-payment shall be presumed to be the result of a breach of Ionicbulb.com’s representations and warranties under the Supply Agreement and/or the Factoring Agreement at which time Star Funding may be able to execute on the (i) collateral pledged under the Supply and Factoring Agreements and (ii) license for distribution of the Ionic bulb product.

NOTE H - STOCKHOLDERS' EQUITY

Preferred stock

The Company has authorized 9,000,000 shares of Series A Preferred stock, par value $0.00001, and 1,000,000 shares of Series B Preferred Stock, par value $.00001 within the limitations and restrictions stated in the Certificate of Incorporation of the Company.

The Company designated and issued of 50,000 shares of Series A - Preferred stock; non convertible. Each share of the Series A- Preferred stock is entitled to 10,000 votes on all matters submitted to the stockholders of the Company. The holders of the Series A-Preferred stock are not granted any preference upon the liquidation, dissolution or winding up of the business of the Company.

Series B Preferred Stock is entitled to 5,000 votes for each share.

In May 14, 2008 the company converted $21,026 of debt into 1,000,000 shares of Series B Preferred Stock.

Common stock

Effective June 25, 2008, the Company authorized a 50:1 reverse stock split. All common stock and related information has been retroactively restated. Also at this time the Company increased authorized Common stock, par value $0.00001 to 1,000,000,000. Prior to this date, the authorized shares were 200,000,000.

At June 30, 2008 and 2007, common shares issued and outstanding were 3,784,920 and 1,430,260, respectively. .

On September 11, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 21,450,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.

On December 13, 2007, the Company adopted its 2007 Stock Incentive Plan No. 2.. (the “2007 Plan #2”). The Company is permitted to issue up to 359,880 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.

On February 21, 2008 the Company adopted its 2008 California Stock Incentive Plan. The Company is permitted to issue up to 660,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of June 30, 2008, 571,251 shares have been issued under this Plan.

On February 21, 2008 the Company adopted its 2008 Stock Incentive Plan. The Company is permitted to issue up to 660,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.

During the year ending June 30, 2008, the Company issued 1,994,780 shares of common stock, valued at $845,560 for services and expenses.

The Company converted debt and accrued interest of $ 17,944 into 359,880 shares of common stock in May and June 2008.

ZEVOTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE I - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimate that at June 30, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $2.5 million expiring by the year 2028, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of June 30, 2008 are as follows:

Net operating loss carry forward	$750,000
Valuation allowance	(750,000)
Net deferred tax asset	—

The Company has not filed their federal or state income tax returns for fiscal years ended June 30, 2006, 2007 and 2008.

NOTE J - STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at June 30, 2008.

		Warrants Outstanding		Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$25.00	5,700.06		$25.00	5,700	$25.00

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at June 30, 2006	-	$-
Granted	75,260	25.0
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2007	75,260	$25.0
Granted	-	-
Exercised	-	-
Canceled or expired	(69,560)	25.0
Outstanding at June 30, 2008	5,700	$25.0

During the fiscal year ended June 30, 2006, the Company completed a private placement in which it subsequently issued 69,560 shares of common stock and warrants to acquire 69,560 shares of common stock. The warrants are exercisable until two years after the date of issuance at a purchase price of $25.00 per share on 69,560 warrants and include registration rights. The warrants were issued subsequent to June 30, 2006.

In July 2006, the Company sold 5,700 shares of its Common stock at a net average of $0.9.25 per share. As part of the sale of Common stock the Company issued 5,700 warrants to purchase its Common stock at a price of $25.00 per share expiring 2 years from the date of issuance.

On December 13, 2007, the Company agreed to grant Mr. Engel options to purchase 72,000 shares of common stock, which options would vest at a rate of 2,000 shares per month. These options have not yet been deemed granted.

ZEVOTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE K - COMMITMENTS AND CONTINGENCIES

Employment agreement

On October 5, 2007, we increased the number of authorized directors to three and appointed Adam J. Engel as a director. Mr. Engel was also appointed to the officer positions of President, Chief Executive Officer, Chief Financial Officer, Secretary effective upon the resignations of Messrs. Stocknoff and Attarian, as discussed below.

On December 13, 2007, the Company entered into an employment agreement with Adam Engel pursuant to which the Company employs Mr. Engel as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. The agreement is for an initial term of three years and provides for an annual base salary during the term of the agreement of $120,000, payable either in cash or stock. The Company also agreed to grant Mr. Engel options to purchase 72,000 shares of Company common stock with an exercise price of $0.25per share (which price shall not be less than 85% of the “fair market value” of the Company’s common stock on the date of grant), which options would vest at a rate of 2,000 shares per month. These options have not yet been granted. In addition to salary and benefit provisions, the agreements include defined commitments should we terminate his employment without cause and 24 month non-compete/non solicitation terms.

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

In connection with Messrs. Stocknoff and Attarian’s resignation from their officer and director positions with the Company, we entered into a letter agreement dated October 5, 2007 with each of Messrs Stocknoff and Attarian setting forth the terms of the mutual separation. Under the terms of these Agreements (which contained the same terms), Each of Mr. Stocknoff and Mr. Attarian and the Company agreed to waive any and all continuing rights and obligations under Mr. Stocknoff’s and Mr. Attarian’s respective employment agreements dated June 14, 2006. In consideration thereof and to enter into the Letter Agreements, the Company agreed to pay Messrs. Stocknoff and Attarian each $90,000 as follows: $20,000 on the Effective Date (as defined) and thereafter in equal semi-monthly installments of $2,500 until January 2008 at which time the installment payments shall increase to $5,000. Beginning January 2008, the Company may pay all or part of the installments in share of our common stock. In addition, the Company agreed to issue 100,000 shares of Company common stock on the Effective Date to each of Messrs. Stocknoff and Attarian. Messrs. Stocknoff and Attarian also agreed to a 1 year non-compete/non solicitation provisions as well as confidentiality and non-disparagement clauses. Each party to this agreement granted mutual releases. As of June 30, 2008, the Company has issued 75,000 shares to Mr. Attarian and 176,857 shares to Mr. Stocknoff and paid $10,000 to each.

U.S. Federal Trade Commission Settlement

On March 26, 2007, ZEVOTEK, INC. (the “Company”) received a letter from the U.S. Federal Trade Commission (“FTC”) whereby the Company was informed that the FTC is conducting an investigation into advertising claims made for the Company’s weight loss product known as “Slim Coffee”. The purpose of the investigation was to determine whether the Company, in connection with its sales of Slim Coffee, engaged in unfair or deceptive acts or practices and false advertising. The FTC threatened to file a complaint in the United States District Court, Southern District of New York, alleging False Advertising, unless the Company and the FTC could reach a satisfactory resolution to the matter. A negotiated settlement has been reached with the FTC under which the Company, its officers and directors did not admit any wrongdoing. On October 5, 2007, the Company executed a stipulation to a final order and judgment in the amount of $923,910. The full amount of the judgment, and payment of any portion of it is suspended and cannot be reinstated so long as the Company abides by the reporting and monitoring requirements of the judgment; does not make false advertising claims in connection with any of its products in the future; and its past financial disclosures to the FTC were materially accurate. The Company expects stipulation will be executed by the FTC and filed with the United States District Court, Southern District of New York. The Company expects to comply with terms of the stipulation and does not anticipate incurring a liability for the judgment.

ZEVOTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE K - COMMITMENTS AND CONTINGENCIES (CONT’D)

Royalty commitment

On May 18, 2007, ZEVOTEK, INC. (the "Company") entered into a License and Supply Agreement with Jason Ryu, pursuant to which the Company licensed the right to market and sell a fluorescent light bulb that contains an air purifying microchip ion emitter from Mr. Ryu. In exchange for this license the Company agrees to pay Mr. Ryu a royalty of $0.20 per unit for the first 1.5 million units sold by the Company and the lesser of $0.15 per unit or 5% of manufacturing costs for all additional units. The initial term of this agreement shall be two years and shall automatically be renewed for subsequent two year periods if at lease 5 million units are sold by the Company during each period. Within ninety days from the date of this Agreement, the Company was required to place an order not less than 100,000 units and at least 600,000 units each quarter thereafter. Subesequent to the date of the financial statements, the Company placed an order for units and the Company has issued 143,636 shares of its common stock as prepayment of royalties under the agreement. Mr. Ryu has sent notice to the Company that license agreement shall continue on a non-exclusive basis.

Payroll Taxes

At June 30, 2008, the Company is delinquent with filing and remitting payroll taxes of approximately $100,000 including estimated penalties and interest related to payroll taxes withheld since April 2007. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Sales Taxes

At June 30, 2008, the Company is delinquent with remitting sales taxes of approximately $13,211, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Corporate Income Taxes

As of June 30, 2008, the Company has not filed their federal or state income tax returns for fiscal years ended June 30, 2006 and 2007.