Form 10-Q/A
period 2008-09-30
Zevotek, Inc
filed 2008-12-17
CIK 1364208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

AMENDMENT NO. 1 TO
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 11, 2008, 15,464,254 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes ☐  No ☒

EXPLANATORY NOTE

This  Amendment No. 1 to quarterly report on Form 10-Q is being filed to provide the financial statements required by Article 8-03 of Regulation S-X, management’s discussion and analysis required by Item 303 of Regulation S-K, disclosure controls and procedures required by Item 307 of Regulation S-K, internal control over financial reporting required by Item 308T of Regulation S-K, and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  These items were not available for filing with the quarterly report on Form 10-Q filed by us on November 19, 2008.

PART 1:                                FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Zevotek Inc.
Condensed Consolidated Balance Sheets
September 30, 2008 and June 30, 2008

	Sept. 30	June 30
	2008	2008
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$708	$6,755
Other Receivables	30,345	30,345
Total current assets	31,053	37,100

Total Assets	$31,053	$37,100

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,298,630	$1,277,385
Convertible notes payable and demand notes ( net of debt discount of $ 263,054 and	138,745	46,159
$ 300,964 as of Sept. 30, 2008 and June 30, 2008, respectively).
Customer Deposits	24,351	24,351

Total current liabilities	1,461,726	1,347,895

Total liabilities	1,461,726	1,347,895

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.00001 par value, 10,000,000 shares authorized;	1	1
50,000 shares issued and outstanding at Sept. 30, 2008 and June 30, 2008,
Series B Preferred Stock, $0.00001 par value, 1,000,000 shares authorized; 1,000,000	10	10
shares issued and outstanding at Sept. 30, 2008 and June 30, 2008,
Common stock, $0.00001 par value,1,000,000,000 shares authorized; 14,992,254 and	150	38
3,784,920 and shares issued and outstanding at Sept, 30, 2008 and June 30, 2008, respectively
Additional paid-in capital	2,103,593	2,013,381
Accumulated (Deficit)	(3,534,427)	(3,324,225)

Total deficiency in stockholders' equity	(1,430,673)	(1,310,795)

Total Liabilities and Deficiency In Stockholders' Equity	$31,053	$37,100

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Zevotek Inc.
Condensed Consolidated Statements of Operations
Three Months Ending September 30, 2008 and 2007
 (Unaudited)

	Three Months Ending
	Sept. 30,	Sept. 30,
	2008	2007
REVENUES

Sales	$-	$1,812

Cost of sales	-	600

Gross Profit	-	1,212

OPERATING EXPENSES

Selling, general and administrative expenses	160,902	275,535

Total operating expenses	160,902	275,535

Operating (loss)	(160,902)	(274,323)

OTHER INCOME (EXPENSE)
Amortization	(37,910)	-
Interest (expense)	(11,390)	-

Total other income (expense)	(49,300)	-

Loss before provision for income taxes	(210,202)	(274,323)
Income taxes	-	-

Net (loss)	$(210,202)	$(274,323)

Net (loss) per common share, basic	$(0.02)	$(0.19)

Weighted average number of common shares outstanding	9,567,700	1,434,741
(basic & diluted)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Zevotek Inc.
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
For the period from June 30, 2007 to September 30, 2008
(Unaudited)

	Preferred Stock
	Series A		Series B		Common Stock		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total
BALANCE, June 30, 2007	50,000	$1	-	$-	1,430,260	$14	$814,834	$(1,298,416)	$(483,567)

Common stock issued for services					1,994,780	20	845,540		845,560

Fair Value of Beneficial Conversion Feature							314,049		314,049

Conversion of debt for Preferred B			1,000,000	10			21,018		21,028

Conversion of debt for common stock					359,880	4	17,940		17,944

Net loss-Year ending June 30, 2008								(2,025,809)	(2,025,809)
BALANCE, June 30, 2008	50,000	$1	1,000,000	$10	3,784,920	$38	$2,013,381	$(3,324,225)	$(1,310,795)

Common stock issued for services					883,334	9	79,991		80,000

Conversion of debt for common stock					10,324,000	103	10,221		10,324

Net loss- three months ended Sept 30, 2008								(210,202)	(210,202)

BALANCE, Sept 30, 2008	50,000	$1	1,000,000	$10	14,992,254	$150	$2,103,593	$(3,534,427)	$(1,430,673)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Zevotek Inc.
Condensed Consolidated Statements of Cash Flow
Three Months Ending September 30, 2008 and 2007
 (Unaudited)

	Three Months Ending
	Sept. 30,	Sept. 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(210,202)	$(274,323)
Adjustments to reconcile net (loss) to net cash provided by
operating activities:
Amortization	37,910	-
Common stock issued for services	80,000	91,396

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	822
(Increase) decrease in other receivables	-	10,215
Increase (decrease) in accounts payable and accrued expenses	21,245	171,374
Increase (decrease) in customer deposits	-	1,649

Net cash (used) provided by operating activities	(71,047)	1,133

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided (used) by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from third party loans	65,000	-

Net cash provided by financing activities	65,000	-

Net (decrease) increase in cash	(6,047)	1,133
CASH and equivalents, beginning of period	6,755	89

CASH and equivalents, end of period	$708	$1,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid	$-	$-
Taxes Paid	$-	$-
Expenses paid with 883,334 shares of common stock	$80,000	$-
Expenses paid with 22,136 shares of common stock	$-	$91,396
Debt converted to 10,324,000 shares of common stock	$10,324	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES
A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Business and Basis of Presentation

ZEVOTEK, INC. (“Company” or “Registrant”) was organized on December 19, 2005 under the state laws of Delaware with an original name of “The Diet Coffee Company.” On March 1, 2006, the Company changed its name Diet Coffee Inc, and on June 25, 2008 to the current existing name.

The Company’s wholly-owned subsidiary is Ionic Bulb.com, Inc (Ionic Bulb) which was formerly named Zevotek, Inc. Through its subsidiary, it markets and sells a range of home care and household products. In May 2007, the Company entered into a license agreement to sell an energy saving compact fluorescent light bulb named the Ionic Bulb. The Company plans to market the Ionic Bulb through TV infomercials, catalogs, magazines and major U.S. retail and specialty stores and our websites www.ionic-bulb.com and www.zevo-tek.com..

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Ionic Bulb.com, Inc. The Registrant formed its Ionic Bulb.com, Inc. subsidiary on August 21, 2007 and started its operations during the fiscal year ending June 30, 2008. All significant inter-company transactions and balances have been eliminated in consolidation.

The company has adopted the fiscal year end of June 30.

Interim Statements

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  As such, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and these adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the financial statements for the year ended on June 30, 2008 on Form 10-KSB of the Company, as filed with the Securities and Exchange Commission.  The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year ending June 30, 2009.

Reverse Stock Split

Effective June 25, 2008, the Company authorized for its common stock a 50:1 reverse stock split Also, par value for the Preferred Stock and Common stock was changed to $.00001 per share All preferred and common stock and related information have been retroactively restated.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (con’t)

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Consideration Paid to Customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. We account for these incentives in accordance with Emerging Issues Task Force Issue No. 0 1-9, Accounting for Consideration Given by a Vendor to a Customer, ("EITF 0 1-9"). Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales. No customer incentives are included in sales for the three months ended September 30, 2008 and the year ended June 30, 2008.

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

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES  (cont’d)

Inventories consist of finished products available for sale to distributors and customers. At September 30, 2008 and June 30, 2008 Finished Goods inventory was $0.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. As of September 30 2008 and June 30, 2008 the allowance for doubtful accounts was $0.

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

Advertising

The Company follows SOP 93-7 whereby charging the costs of advertising to expenses as incurred. The Company charged to operations $0, for the three months ending September 30, 2008, and $ 22,238 for the year ending June 30, 2008.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as financial statements. The Company does not have any items of comprehensive income in the period presented.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective August 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the three months ending September 30, 2008.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for three months ending September 30, 2008 and the year ending June 30 2008, respectively.

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

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (cont’d)

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for the period ended June 30, 2006 the Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock- based compensation to employees. The Company made no employee stock-based compensation grants before June 30, 2007 and during the year ended June 30, 2008 and the  three months ending September  30, 2008 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested.

Loss per Share

The Company follows Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”) “Earnings per Share”. Basic and diluted earnings (loss) per share amounts are computed based on net income (loss) divided by the weighted average number of common shares outstanding. The assumed exercise of 5,700 of stock options was not included in the computation of diluted loss per share because the assumed exercises would be anti-dilutive for the periods presented.

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

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE B - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, for the three months ending  September 30, 2008 and the year ending June 30, 2008 the Company had incurred losses of $ 210,202 and $ 2,025,809, respectively. At September 30, 2008 the Company had a working capital deficit of $1,430,673 and accumulated losses of $3,534,427. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE C- OTHER RECEIVABLES

Other receivables at September 30, 2008 and June 30, 2008 consisted of $30,345 of credit card holdbacks by a merchant bank that processes payment due for product sales. The merchant bank holdback account is based on the dollar amount of sales and is designed to allow the Company to receive the credit card holdback cash, including interest for the Company, after customer refunds and charge-backs are cleared. The credit card holdback is carried net of a $ 0 allowance for doubtful accounts as of September 30, 2008 and June 30, 2008, respectively.

NOTE D- ACCOUNTS PAYABLE AND  LIABILITIES

Accounts payable and accrued liabilities at September 30, 2008 are as follows:

Accounts payable	$185,341
Accrued professional fees	345,117
Accrued payroll and payroll taxes	660,340
Other accrued liabilities	107,832

Total	$1,298,630

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE E - CONVERTIBLE  NOTES  PAYABLE  AND  DEMAND NOTES

Notes Payable to Interstellar Holdings, LLC.
Demand promissory note (a)	$24,569
Convertible term note (b)	106,441
Convertible term note ( c )	155,789
Convertible term note (d)	50,000
Demand promissory note (e)	25,000
Demand promissory note (f)	40,000
Subtotal	401,799
Less: Discount on Debt	(263,054)
Net current convertible notes payable and other demand notes	$138,745

a)	On November 10, 2008, the Company entered into a demand promissory note for the principal amount of $24,569 bearing interest at 10% per annum.
b)
On May 14, 2008, the Company entered into a convertible term note for the principal amount of $134, 759 bearing interest at 10% per annum with a maturity date of May 14, 2010.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.001 per share.

c)
On May 27, 2008, the Company entered into a convertible term note for the principal amount of $155,789 bearing interest at 10% per annum with a maturity date of May 27, 2010.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.001 per share.

d)
On January 1, 2008, Company entered into a convertible term note for the principal amount of $50,000 bearing interest at 7% per annum with a maturity date of June 30, 2008.  This note was to be converted into common stock at 90% of the common stock closing price at June 30, 2008, or approximately 370,000 shares of common stock.  As of June 30, 2008, the holder of the note elected not to be paid in common stock.  In accordance with the agreement, all principal and interest was immediately due and payable as of June 30, 2008.  The Company is in default of the terms of the note.

e)	On December 4, 2008, the Company entered into a demand promissory note for the principal amount of $25,000 bearing interest at 10% per annum.
f)	On December 4, 2008, the Company entered into a demand promissory note for the principal amount of $40,000 bearing interest at 10% per annum.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $314,049 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Notes issued during the year ended June 30, 2008. The debt discount attributed to the beneficial conversion feature is amortized over the Notes maturity period (two years) as interest expense, adjusted for conversion of debt to common stock.  During the year ended June 30, 2008, amortization related to the beneficial conversion feature was $13,085 and $37,910 for the three months ending September 30, 2008.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE F - FINANCING AGREEMENT

On October 23, 2007, Ionicbulb.com (f/k/a Zevotek, Inc.) our wholly-owned subsidiary entered into a Supply Agreement with Star Funding, Inc. pursuant to which Star Funding will provide, on a discretionary basis, purchase order financing up to $2.5 million to facilitate Ionicbulb.com Inc.’s sale of its Ionic Bulb product. This purchase order financing may be made via direct payment to Ionicbulb.com’s suppliers, issue or cause the issuance of letters of credit, and/or advances to Ionicbulb.com. Ionicbulb.com will be required to pay Star Funding an amount equal to 2.5% of all “Expenses” (as defined) associated with the purchase of any Goods under the Agreement, including letter of credit fees, if any, which will equal 0.25% of the face amount of any letter of credit. As collateral security for all of Ionicbulb.com’s obligations under the Supply Agreement, Ionicbulb.com granted Star Funding a security interest in all of Ionicbulb.com’s personal property and fixtures. The Supply Agreement is for an initial term of two years, and will be automatically extended for additional 1 year terms unless terminated by either party with 60 days’ prior written notice before the end of the initial or any renewal period.

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

To further secure Ionicbulb.com’s obligations under the Supply Agreement and the Factoring Agreement (as discussed below), Diet Coffee has executed (i) a guarantee and (ii) an assignment of that certain License and Supply Agreement under which is obtained its distribution rights for the Ionic Bulb. In addition, Mr. Engel, President of Ionicbulb.com and Zevotek, Inc., executed an Anti Fraud and Performance Agreement under which Mr. Engel guaranteed Ionicbulb.com’s representations and warranties under the Supply and Factoring Agreements. Mr. Engel explicitly agrees that if any receivable purchased by Star Funding is not paid when due (subject to certain exceptions), such non-payment shall be presumed to be the result of a breach of Ionicbulb.com’s representations and warranties under the Supply Agreement and/or the Factoring Agreement at which time Star Funding may be able to execute on the (i) collateral pledged under the Supply and Factoring Agreements and (ii) license for distribution of the Ionic bulb product

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE G – STOCKHOLDERS EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of Preferred Stock of which 50,000 shares have been designated as Series A Preferred stock, par value $0.00001, and 1,000,000 shares have been designated as  Series B Preferred Stock, par value $.00001 within the limitations and restrictions stated in the Certificate of Incorporation of the Company.

The Company issued of 50,000 shares of Series A - Preferred stock; non convertible. Each share of the Series A- Preferred stock is entitled to 10,000 votes on all matters submitted to the stockholders of the Company. The holders of the Series A-Preferred stock are not granted any preference upon the liquidation, dissolution or winding up of the business of the Company.

The Company designated and issued 1,000,000 shares of Series B Preferred Stock.  0n May 14, 2008 the Company and an unrelated third party entered into an exchange agreement under which the third party noteholder exchanged a $21,026 promissory note for 1,000,000 shares of Series B Preferred Stock.   Each share of Series B Preferred Stock is entitled to 5,000 votes on all matters submitted to the stockholders of the Company.

Common stock

Effective June 25, 2008, the Company authorized a 50:1 reverse stock split. All common stock and related information has been retroactively restated. Also at this time the Company increased authorized Common stock, par value $0.00001 to 1,000,000,000. Prior to this date, the authorized shares were 200,000,000.

At September 30, 2008 and June 30, 2008, common shares issued and outstanding were   14,992,254 and 3,784,920, respectively.

On September 11, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 21,450,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.

On December 13, 2007, the Company adopted its 2007 Stock Incentive Plan No. 2. (the “2007 Plan #2”). The Company is permitted to issue up to 17,994,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.

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

During the year ending June 30, 2008, the Company issued 1,994,780 shares of common stock, valued at $845,560 for services and expenses. The Company converted debt and accrued interest of $17,944 into 359,880 shares of common stock in May and June 2008.

In the three months ending September 30, 2008 the company  issued 883,334 shares of common stock for services valued at $80,000, and converted  $ 10,324 of  debt into 10,324,000 shares of  common stock.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE H- INCOME TAXES

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

Net operating loss carry forward	$750,000
Valuation allowance	(750,000)
Net	$0

The Company has not filed their federal or state income tax returns for fiscal years ended June 30, 2006, 2007 and 2008.

NOTE I - STOCK OPTIONS AND WARRANTS

During the three months ending September 30, 2008, the company did not issue any stock warrants. At September 30, 2008, the Company has 5,700  outstanding common stock warrants exercisable at $25.00 per share.

In July 2006, the Company sold 5,700 shares of its Common stock at a net average of $0.925 per share. As part of the sale of Common stock the Company issued 5,700 warrants to purchase its Common stock at a price of $25.00 per share expiring 2 years from the date of issuance.

On December 13, 2007, the Company agreed to grant Mr. Engel options to purchase 72,000 shares of common stock, which options would vest at a rate of 2,000 shares per month. These options have not yet been deemed granted.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE J - COMMITMENTS AND CONTINGENCIES

Employment Agreement

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

Royalty commitment and Agreement Termination

On May 18, 2007, ZEVOTEK, INC. (the "Company") entered into a Consulting, License and Supply Agreement with Jason Ryu, pursuant to which the Company licensed the right to market and sell a fluorescent light bulb that contains an air purifying microchip ion emitter from Mr. Ryu. In exchange for this license the Company agrees to pay Mr. Ryu a royalty of $0.20 per unit for the first 1.5 million units sold by the Company and the lesser of $0.15 per unit or 5% of manufacturing costs for all additional units. The initial term of this agreement shall be two years and shall automatically be renewed for subsequent two year periods if at lease 5 million units are old by the Company during each period. Within ninety days from the date of this Agreement, the Company was required to place an order not less than 100,000 units and at least 600,000 units each quarter thereafter. Currently, the Company has placed an order for units and the Company has issued 143,636 shares of its common stock as prepayment of royalties under the agreement. Mr. Ryu has sent notice to the Company that license agreement shall continue on a non-exclusive basis.

On July 7, 2008, the company issued 83,334 shares of common stock to Mr. Ryu, valued at $10,000, in full consideration for all amounts due under the Consulting, License and Supply Agreement.  The Company continues to employ Mr. Ryu as a consultant on an informal basis for which it pays him fees from time to time and the license permitting us to market our Ionic bulb product continues on a non-exclusive basis.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE J - COMMITMENTS AND CONTINGENCIES (cont’d)

Payroll Taxes

At June 30, 2008, the Company is delinquent with filing and remitting payroll taxes of approximately $102,000 including estimated penalties and interest related to payroll taxes withheld since April 2007. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Sales Taxes

At September 30, 2008, the Company is delinquent with remitting sales taxes of approximately $13,400, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

NOTE K – NEW ACCOUNTING PRONOUNCEMENTS

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

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE K – NEW ACCOUNTING PRONOUNCEMENTS (cont’d)

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

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in asubsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Comparison of Three Months Ended September 30, 2008 To September 30, 2007

Results of Operations

Revenue

Our sales were $0 for the three months ended September 30, 2008. We expect our sales to increase in subsequent quarters as we finish the re-engineering of an infomercial for our Ionic Bulb product.  Our sales were $1,812 for the three months ended September 30, 2007 from residual sales of products under the Slim Coffee product line, which we generated primarily from customer responses to our advertisements and their placing orders with us through our www.slimcoffee.com website or calling one of our toll-free telephone numbers.  We no longer sell or market Slim Coffee products.

Gross Profit

Our gross profit was $0 for the three months ended September 30, 2008.  Our gross profit was $1,212 for the three months ended September 30, 2007 and our gross profit percentage was 66.8% for the three months then ended.   The decrease in our gross profit for the quarter was due to our lack of sales in the three months ended September 30, 2008
.
Operating expenses

Operating expenses for the three months ended September 30, 2008 were $160,902 and consisted primarily of personnel costs and stock based compensation costs.  Operating expenses for the three months ended September 30, 2007 were $275,535 and consisted primarily of rent and other office overhead expenses, personnel costs, stock based compensation costs and licensing royalties in accordance with the Ionic Bulb Licensing and Consulting Agreement.

Operating expenses decreased to $160,902 in the three months ended September 30, 2008, or approximately 41.6%, from $275,535 for the comparable period in 2007. This decrease in primarily attributable to the closing of our New York office and decreased payments to consultants in the quarter as compared the same period in 2007.

Net Income and Loss

Our net loss was $210,202 for the quarter ended September 30, 2008 and our net loss was $274,323 for the quarter ended September 30, 2007. We recently began operating our business, including efforts to market and sell our products, and revenues generated were not sufficient to cover our operating costs. We are continuing our efforts to market and sell our products in order to generate a higher sales volume and unless and until such time as we generate substantially higher sales volume, we will continue realize net losses.

Our net loss per common share was ($0.02) (basic and diluted) for three months ended September 30, 2008 as compared to our ($0.19) (basic and diluted) net loss per common share for the three months ended September 30, 2007.

The weighted average number of outstanding shares was 9,567,700 (basic and diluted) for three months ended September 30, 2008 as compared to 1,434,741 (basic and diluted) for the three months ended September 30, 2007.

Liquidity and Capital Resources

Overview

As of September 30, 2008, we had a working capital deficit of $1,430,673.  As of June 30, 2008, we had a working capital deficit of $1,310,795.  Our cash position at September 30, 2008 was $708 as compared to $6,755 at June 30, 2008.

For quarter ended September 30, 2008, net cash used in operating activities was $71,047, consisting primarily of a net loss of $210,202, adjusted primarily for common stock issued for services of $80,000 and an increase in accounts payable and accrued expenses of $21,245.

Cash provided by financing activities totaled $65,000 consisting of proceeds from third party loans.

We expect capital expenditures to be nominal for the year ending June 30, 2009. These anticipated expenditures are for continued investments in property and equipment used in our business and software for our accounting and information systems.

Financing

As of September 30, 2008, we have raised an aggregate of $1,202,439 in financing through the issuance of debt and equity securities.

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

Financing Needs

Since our inception on December 19, 2005 to September 30, 2008, we have generated revenues of $1,205,342 and have incurred a net loss of $2,416,011 It is hoped that we will begin to achieve sustainable revenues within the next 12 months, of which there can be no guarantee.  Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

The independent auditor's report on our June 30, 2008 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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

Advertising

The Company follows SOP 93-7 whereby charging the costs of advertising to expenses as incurred. We charged $0 to operations for the three months ended September 30, 2008 and $22,238 for the year ended June 30, 2008

Off Balance Sheet Arrangements

None

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4T – CONTROLS AND PROCEDURES

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30,2008.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on our assessment and the criteria discussed above, the Company has concluded that, as of September 30, 2008, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

Notwithstanding the material weakness in the Company’s internal control over financial reporting and the Company’s consequently ineffective disclosure controls and procedures discussed above, management believes that the financial statements included in this Quarterly Report on Form 10-QA present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with the U. S. generally accepted accounting principles.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30,2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

Viatek Litigation/Settlement. On November 5, 2008, we, and our wholly owned subsidiary (the “Plaintiff Parties”) and Jason Ryu entered into a settlement agreement (the “Settlement Agreement”) with Viatek Consumer Products Group, Inc. (“Viatek”), (collectively, the “Defendant Parties”).

The Settlement Agreement was entered into in connection with an amended complaint filed by us in May 2008 against the Defendant Parties in the United States District Court for the Southern District of New York (the “Lawsuit”).

Under the terms of the Settlement Agreement, the Plaintiff Parties and the Defendant Parties have agreed to full and complete settlement and general release of all claims asserted by the parties regarding the subject matter of the Litigation. In consideration for this settlement of claims, Viatek agreed to pay us a royalty on the Net Sales of Viatek Ionic Bulbs. Further, the parties agreed to a joint stipulation for dismissal with prejudice of the Lawsuit, which was filed on November 12, 2008.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2008, we issued an aggregate of 10,324,000 shares of common stock upon conversions of 10% convertible promissory notes. The aggregate principal and interest amount of these notes that were converted was $10,324. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Item No.	Description

31.1	Certification of Adam J. Engel, Chief Executive Officer and Chief Financial Officer of Zevotek, Inc. pursuant to Rule 13a-14(a)
32.1	Certification of Adam J. Engel, Chief Executive Officer and Chief Financial Officer of Zevotek, Inc. pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEVOTEK, INC.

December 17, 2008	/s/ Adam J. Engel
Adam J. Engel
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial and Accounting Officer)