Form 10KSB/A
period 2008-06-30
Zevotek, Inc
filed 2009-01-12
CIK 1364208

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO 2 TO
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

PART I

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-KSB (the “Amendment”) to our Annual Report on Form 10-KSB for the year ended June 30, 2008 to provide additional information regarding Mr. Engel’s compensation for the year ended June 30, 2008; specifically that all cash compensation due Mr. Engel was accrued and not paid in the year ended June 30, 2008.  This information can be found under Item 10-Executive Compensation.

In addition, we are also including a currently-dated consent of our independent certified accountant attached to this Amendment as Exhibit 23.1.  Further, we are also including currently-dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Amendment as Exhibits 31.1 and 32.1.

For the convenience of the reader, this Amendment sets forth the entire Form 10-KSB which was prepared and relates to the Company as of June 30, 2008. However, this Amendment only amends only the items described above and no attempt has been made to modify or update other disclosures presented in our June 30, 2008 Form 10-KSB. Accordingly, except for the foregoing amended information contained herein, this Amendment continues to speak as of November 26, 2008 (the filing date of the June 30, 2008 Amendment No. 1 to Form 10-KSB), and does not reflect events occurring after the filing of our June 30, 2008 Amendment No. 1 to Form 10-KSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the June 30, 2008 Amendment No. 1 to Form 10-KSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current amendments described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Amendment is not affected by such current amendments is unchanged and reflects the disclosures made at the time of the original filing.

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

Summary Compensation Table
					Stock	Option		All Other
Name and Position	Year	Salary		Bonus	Awards ($)	Awards ($)		Compensation	Total ($)
Adam Engel	2008	$120,000	(1)	—	—	$36,000	(2)	$	$156,000	(1)
Chairman, President,	2007	$—		$—	—	—		$-	$-
Chief Executive Officer,
CFO and Secretary (since October 12, 2007)

David Stocknoff	2008	$—		$—	—	—		$-	$-
President, Chief Executive Officer	2007	$105,000	(3)	$—	—	—		$-	$-
CFO and Director (until October 12, 2007)

David Attarian	2008	$—		$—	—	—		$-	$-
Secretary and Director	2007	$113,362	(4)	$—	—	—		$-	$-
(until October 12, 2007)

(1)  All cash compensation due Mr. Engel for the year ended June 30, 2008 was accrued and not paid.
(2) On December 13, 2007, the Company agreed to grant Mr. Engel an option award of 72,000 shares at an exercise price of $0.50 per share, which option vests at the rate of 2,000 shares per month.
(3) $48,190 of this amount was accrued as salary, but not paid. Pursuant to the terms of Mr. Stocknoff’s separation agreement dated October 5, 2007, all obligations under his June 14, 2006 employment agreement were waived, including accrued salary.
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

ITEM 13. EXHIBITS.

1	Registrant’s Certificate of Incorporation.(1)
3.2	Certificate of Amendment to Registrant’s Certificate of Incorporation.(1)
3.3	Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock.(1)
3.4	Registrant’s By-Laws.(1)
3.5	Certificate of Designations, Powers, Preferences and Rights of Series B Preferred Stock (11)
4.1	Form of Warrant.(1)
4.2	2007 Stock Incentive Plan (2)
4.3	2007 Stock Incentive Plan No. 2 (7)
4.4	2008 Stock Incentive Plan (8)
4.5	2008 California Stock Incentive Plan (9)
4.6	Form of Convertible Note (10)
10.1	Employment Agreement by and between David Stocknoff and Diet Coffee, Inc., dated as of July 16, 2006.(1)
10.2	Employment Agreement by and between David Attarian and Diet Coffee, Inc., dated as of July 16, 2006.(1)
10.3	Form of Subscription Agreement.(1)
10.4	License and Supply Agreement dated as of May 18, 2007 by and among Diet Coffee, Inc. and Jason Ryu. (3)
10.5	Letter Agreement dated October 5, 2007 between Diet Coffee, Inc. and David Stocknoff (4)
10.6	Letter Agreement dated October 5, 2007 between Diet Coffee, Inc. and David Attarian (4)
10.7	Consulting Agreement dated October 12, 2007 between Diet Coffee, Inc. and David Stocknoff (4)
10.8	Consulting Agreement dated October 12, 2007 between Diet Coffee, Inc. and David Attarian (4)
10.9	Employment Agreement with Adam Engel (5)
10.10	Supply Agreement (6)
10.11	Factoring Agreement (6)
10.12	Assignment of License and Supply Agreement (6)
10.13	Guarantee (6)
10.14	Anti-Fraud Agreement (6)
23.1	Consent of RBSM LLP (12)
31.1	Certification of Adam J. Engel, President and Chief Financial Officer of Diet Coffee, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002. (12)
32.1	Certification of Adam J. Engel, President and Chief Financial Officer of Diet Coffee, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002. (12)

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 (File No. 333-137210), as amended, originally filed with the SEC on September 8, 2006 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-145985) filed with the SEC on September 11, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K dated May 18, 2007and incorporated herein by reference.
(4)	Filed as an exhibit to our Annual Report on Form 10KSB for the year ended June 30, 2007 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K (filed with the SEC on December 14, 2007 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2007 and incorporated herein by reference.
(7)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-148050) filed with the SEC on December 13, 2007 and incorporated herein by reference.
(8)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-149334) filed with the SEC on February 21, 2008 and incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-149335) filed with the SEC on February 21, 2008 and incorporated herein by reference.
(10)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.
(11)	Filed as an exhibit to our Amendment No. 1 to Annual Report on Form 10-KSB for the year ended June 30, 2008 an d incorporated herein by reference.
(12)	Filed herewith.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 to Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEVOTEK, INC.

Date: January 12, 2009
By: /s/ Adam J. Engel
Adam J. Engel
President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 2 to Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam J. Engel	President Chief Executive Officer Chief	January 12, 2009
Adam J. Engel	Financial Officer, Secretary, Treasurer
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