Form 10-Q
period 2008-12-31
Zevotek, Inc
filed 2009-02-12
CIK 1364208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 10, 2009, 15,864,254 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐ No   ☒

PART 1:                       FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

PART 1:                 FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ZEVOTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash	$4	$6,755
Other receivables	30,345	30,345
Total current assets	30,349	37,100

Total assets	$30,349	$37,100

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Cash overdraft	$10	$-
Accounts payable and accrued expenses	1,398,813	1,277,385
Convertible notes payable and demand notes (net of debt discount of $214,821 and $300,964 as of December 31, 2008 and June 30, 2008, respectively	256,107	46,159
Customer deposits	24,351	24,351
Total current liabilities	1,679,281	1,347,895

Deficiency in stockholders' equity:
Series A Preferred stock, $0.00001 par value; 10,000,000 shares authorized; 50,000 shares issued and outstanding as of December 31, 2008 and June 30, 2008	1	1
Series B Preferred stock, $0.00001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of December 31, 2008 and June 30, 2008	10	10
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 15,864,254 and 3,784,920 shares issued and outstanding as of December 31, 2008 and June 30, 2008, respectively	159	38
Additional paid in capital	2,104,456	2,013,381
Accumulated deficit	(3,753,558)	(3,324,225)
Total deficiency in stockholders' equity	(1,648,932)	(1,310,795)

Total liabilities and deficiency in stockholders' equity	$30,349	$37,100

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ZEVOTEK, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
REVENUES:
Sales	$-	$-	$-	$1,812
Cost of sales	-	-	-	600
Gross profit	-	-	-	1,212

OPERATING EXPENSES:
Selling, general and administrative	159,164	1,223,916	320,066	1,491,363

Loss from operations	(159,164)	(1,223,916)	(320,066)	(1,490,151)

OTHER INCOME (EXPENSE):
Interest, net	(11,734)	-	(23,124)	-
Amortization	(48,233)	-	(86,143)	-

Net loss before provision for income taxes	(219,131)	(1,223,916)	(429,333)	(1,490,151)

Income taxes	-	-	-	-

NET LOSS	$(219,131)	$(1,223,916)	$(429,333)	$(1,490,151)

Net loss per common share, basic and fully diluted	$(0.01)	$(0.71)	$(0.03)	$(0.94)

Weighted average number of common shares outstanding, basic and fully diluted	15,540,950	1,730,979	12,525,678	1,582,861

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from June 30, 2007 to December 31, 2008
(Unaudited)

	Preferred stock						Additional
	Series A		Series B		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2007	50,000	$1	-	$-	1,430,260	$14	$814,834	$(1,298,416)	$(483,567)
Common stock issued for services rendered	-	-	-	-	1,994,780	20	845,540	-	845,560
Fair value of Beneficial conversion feature	-	-	-	-	-	-	314,049		314,049
Conversion of debt for Series B Preferred stock	-	-	1,000,000	10	-	-	21,018		21,028
Conversion of debt for common stock	-	-	-	-	359,880	4	17,940		17,944
Net loss	-	-	-	-	-	-	-	(2,025,809)	(2,025,809)

Balance, June 30, 2008	50,000	1	1,000,000	10	3,784,920	38	2,013,381	(3,324,225)	(1,310,795)
Common stock issued for services rendered	-	-	-	-	883,334	9	79,991	-	80,000
Conversion of debt for common stock	-	-	-	-	11,196,000	112	11,084		11,196
Net loss	-	-	-	-	-	-	-	(429,333)	(429,333)

BALANCE, December 31, 2008	50,000	$1	1,000,000	$10	15,864,254	$159	$2,104,456	$(3,753,558)	$(1,648,932)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(429,333)	$(1,490,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued in exchange for services rendered	80,000	654,932
Amortization of debt discount	86,143	-

(Increase) decrease in:
Accounts receivable	-	822
Other receivables	-	8,056
Increase (decrease) in:
Cash overdraft	10	-
Accounts payable and accrued expenses	121,429	806,180
Customer deposits	-	10,456
Net cash used in operating activities:	(141,751)	(9,705)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	135,000	10,000
Net cash provided by financing activities	135,000	10,000

Net increase (decrease) in cash and cash equivalents	(6,751)	295
Cash and cash equivalents, beginning of period	6,755	89

Cash and cash equivalents, end of period	$4	$384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid	$-	$-
Taxes paid	$-	$-
Common stock issued for services rendered	$80,000	$654,932
Common stock issued in exchange for debt	$11,196	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
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

Interim Statements

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  As such, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and these adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the financial statements for the year ended on June 30, 2008 on Form 10-KSB of the Company, as filed with the Securities and Exchange Commission.  The results of operations for the six months ended December 31, 2008 are not necessarily indicative of the results for the full fiscal year ending June 30, 2009.

Reverse Stock Split

Effective June 25, 2008, the Company authorized for its common stock a 50:1 reverse stock split Also, par value for the Preferred Stock and Common stock was changed to $.00001 per share All preferred and common stock and related information have been retroactively restated.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Consideration Paid to Customers

The Company offers our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. We account for these incentives in accordance with Emerging Issues Task Force Issue No. 0 1-9, Accounting for Consideration Given by a Vendor to a Customer, ("EITF 0 1-9"). Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales. No customer incentives are included in sales for the six months ended December 31, 2008 and 2007.

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

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Inventories consist of finished products available for sale to distributors and customers. At December 31, 2008 and June 30, 2008 Finished Goods inventory was $0.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. As of December 31 2008 and June 30, 2008 the allowance for doubtful accounts was $0.

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

Advertising

The Company follows SOP 93-7 whereby charging the costs of advertising to expenses as incurred. The Company charged to operations $0, for the three and six months ended December 31, 2008, and $0 and $1,738 for the three and six months ended December 31, 2007, respectively.

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
DECEMBER 31, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective August 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the six months ended December 31, 2008.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for six months ended December 31, 2008 and 2007, respectively.

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for the period ended June 30, 2006 the Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock- based compensation to employees. The Company made no employee stock-based compensation grants before June 30, 2007 and during the six months ended December 31, 2008 and 2007; therefore has no unrecognized stock compensation related liabilities or expense unvested or vested.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2,“Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.   The Company has not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

Recent accounting pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161, if any, will have on its consolidated financial position, results of operations or cash flows.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In April 2008, the FASB issued FSP No. SFAS No. 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,“Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").   FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE B - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, for the six months ended December 31, 2008 and 2007, the Company had incurred losses of $429,333 and $1,490,151, respectively. At December 31, 2008 the Company had a working capital deficit of $1,648,932 and accumulated losses of $3,753,558. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE C- OTHER RECEIVABLES

Other receivables at December 31, 2008 and June 30, 2008 consisted of $30,345 of credit card holdbacks by a merchant bank that processes payment due for product sales. The merchant bank holdback account is based on the dollar amount of sales and is designed to allow the Company to receive the credit card holdback cash, including interest for the Company, after customer refunds and charge-backs are cleared. The credit card holdback is carried net of a $ 0 allowance for doubtful accounts as of December 31, 2008 and June 30, 2008.

NOTE D- ACCOUNTS PAYABLE AND LIABILITIES

Accounts payable and accrued liabilities are as follows:

	December 31, 2008	June 30, 2008
Accounts payable	$243,792	$168,926
Accrued professional fees	345,117	373,186
Accrued payroll and payroll taxes	690,340	630,340
Other accrued liabilities	119,564	104,933

Total	$1,398,813	$1,277,385

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE E - CONVERTIBLE NOTES PAYABLE AND DEMAND NOTES

	December 31, 2008	June 30, 2008
Notes Payable to Interstellar Holdings, LLC.
Demand promissory note (a)	$24,569	$24,569
Convertible term note (b)	105,570	116,765
Convertible term note ( c )	155,789	155,789
Convertible term note (d)	50,000	50,000
Demand promissory note (e)	25,000	-
Demand promissory note (f)	40,000	-
Demand promissory note (g)	20,000	-
Demand promissory note (h)	25,000	-
Demand promissory note (i)	15,000	-
Demand promissory note (j)	5,000	-
Demand promissory note (k)	5,000	-
Subtotal	470,928	347,123
Less: Discount on Debt	(214,821)	(300,964)
Net current convertible notes payable and other demand notes	$256,107	$46,159

a)	On November 10, 2008, the Company entered into a demand promissory note for the principal amount of $24,569 bearing interest at 10% per annum.
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

d)
On January 1, 2008, Company entered into a convertible term note for the principal amount of $50,000 bearing interest at 7% per annum with a maturity date of June 30, 2008.  This note was to be converted into common stock at 90% of the common stock closing price at June 30, 2008, or approximately 370,000 shares of common stock.  As of December 31, 2008, the holder of the note elected not to be paid in common stock.  In accordance with the agreement, all principal and interest was immediately due and payable as of June 30, 2008.  The Company is in default of the terms of the note.

e)	On December 4, 2008, the Company entered into a demand promissory note for the principal amount of $25,000 bearing interest at 10% per annum.
f)	On December 4, 2008, the Company entered into a demand promissory note for the principal amount of $40,000 bearing interest at 10% per annum.
g)	On February 6, 2009, the Company entered into a demand promissory note for the principal amount of $20,000 bearing interest at 10% per annum.
h)	On February 6, 2009, the Company entered into a demand promissory note for the principal amount of $25,000 bearing interest at 10% per annum.
i)	On February 6, 2009, the Company entered into a demand promissory note for the principal amount of $15,000 bearing interest at 10% per annum.
j)	On February 6, 2009, the Company entered into a demand promissory note for the principal amount of $5,000 bearing interest at 10% per annum.
k)	On February 6, 2009, the Company entered into a demand promissory note for the principal amount of $5,000 bearing interest at 10% per annum.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $314,049 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Notes issued during the year ended June 30, 2008. The debt discount attributed to the beneficial conversion feature is amortized over the Notes maturity period (two years) as interest expense, adjusted for conversion of debt to common stock.  During the three and six months ended December 31, 2008, amortization related to the beneficial conversion feature was $48,233 and $86,143, respectively.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
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

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE G – STOCKHOLDERS EQUITY (continued)

Common stock

The Company effectuated a 1 for 50 reverse stock split on June 26, 2008. All common stock and related information has been retroactively restated. In addition, contemporaneously with the stock split the Company increased its authorized Common stock, par value $0.00001 to 1,000,000,000 shares. Prior to this date, the authorized shares were 200,000,000 shares.

At December 31, 2008 and June 30, 2008, common shares issued and outstanding were 15,864,254 and 3,784,920, respectively.

On September 11, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 21,450,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  Ax of December 31, 2008, 429,000 shares have been issued under this 2007 Plan

On December 13, 2007, the Company adopted its 2007 Stock Incentive Plan No. 2. (the “2007 Plan #2”). The Company is permitted to issue up to 17,994,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of December 31, 2008, 359,880 shares have been issued under this 2007 Plan #2

On February 21, 2008 the Company adopted its 2008 California Stock Incentive Plan. The Company is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of December 31, 2008, 1,371,251 shares have been issued under this Plan.

On February 21, 2008 the Company adopted its 2008 Stock Incentive Plan. The Company is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of December 31, 2008, 673,334 shares have been issued under this Plan

During the year ending June 30, 2008, the Company issued 1,994,780 shares of common stock, valued at $845,560 for services and expenses. The Company converted debt and accrued interest of $17,944 into 359,880 shares of common stock in May and June 2008.

In the six months ended December 31, 2008 the company issued 883,334 shares of common stock for services valued at $80,000, and converted $11,196 of debt into 11,196,000 shares of common stock.

NOTE H- INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimate that at December 31 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $2.5 million expiring by the year 2028, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of December 31, 2008 are as follows:

Net operating loss carry forward	$750,000
Valuation allowance	(750,000)
Net	$0

The Company has not filed their federal or state income tax returns for fiscal years ended June 30, 2006, 2007 and 2008.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE I - STOCK OPTIONS AND WARRANTS

During the six months ending December 31, 2008 and 2007, the company did not issue any stock warrants. At December 31, 2008, the Company has 5,700 outstanding common stock warrants exercisable at $25.00 per share.

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

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

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

 Payroll Taxes

At December 31, 2008, the Company is delinquent with filing and remitting payroll taxes of approximately $102,000 including estimated penalties and interest related to payroll taxes withheld since April 2007. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Sales Taxes

At December 31, 2008, the Company is delinquent with remitting sales taxes of approximately $13,400, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

Comparison of Three Months Ended December 31, 2008 to December 31, 2007

Results of Operations

Revenue

Our sales were $0 for the three months ended December 31, 2008 and 2007. We expect our sales to increase in subsequent quarters as we finish the re-engineering of an infomercial for our Ionic Bulb product.

Gross Profit

Our gross profit was $0 for the three months ended December 31, 2008 and 2007 as we had no sales in either period.  We expect our gross profit to increase in connection with our expected sales increases in future periods.

Operating expenses

Operating expenses for the three months ended December 31, 2008 were $159,164 and consisted primarily of personnel costs and stock based compensation costs.  Operating expenses for the three months ended December 30, 2007 were $1,223,916 and consisted primarily of primarily of personnel costs, stock based compensation costs and licensing royalties in accordance with the Ionic Bulb Licensing and Consulting Agreement.

Operating expenses decreased to $159,164 in the three months ended December 31, 2008, or approximately 87%, from $1,223,916 for the comparable period in 2007. This decrease in primarily attributable to the closing of our New York office and decreased payments to consultants in the quarter as compared the same period in 2007.

Net Income and Loss

Our net loss was $219,131 for the quarter ended December 31, 2008 and our net loss was $1,223,916 for the quarter ended December 30, 2007. We recently began operating our business, including efforts to market and sell our products, and revenues generated were not sufficient to cover our operating costs. We are continuing our efforts to market and sell our products in order to generate a higher sales volume and unless and until such time as we generate substantially higher sales volume, we will continue realize net losses.

Our net loss per common share was $0.01 (basic and diluted) for three months ended December 31, 2008 as compared to our net loss per common share of $0.94 for the three months ended December 31, 2007.

The weighted average number of outstanding shares was 15,540,950 (basic and diluted) for three months ended December 31, 2008 as compared to 1,730,979 (basic and diluted) for the three months ended December 31, 2007.

Comparison of Six Months Ended December 31, 2008 To December 31, 2007

Results of Operations

Revenues

Our sales were $0 for the six months ended December 31, 2007.  Our sales were $1,812 for the six months ended December 31, 2007, consisting of sales under our Slim Coffee product line for orders placed prior to our cessation of marketing and sales under that line.  We no longer sell or market Slim Coffee products and do not anticipate actively selling Slim Coffee products in the future.  We expect sales to increase in subsequent quarters as we finish the re-engineering of an infomercial for our Ionic Bulb product.

Gross Profit

Our gross profit was $0 for the six months ended December 31, 2008 versus our gross profit of $1,212 for the six months ended December 31, 2007.  The decrease is attributable to our discontinuance of sales under the Slim Coffee product line and out recent entry into the Ionic Bulb market.

Our gross profit percentage for six months ended December 31, 2008 as compared to 66.9%, as compared for the six months ended December 31, 2007.  Our gross profit percentage was higher in the six months ended December 31, 2007 in contrast to the six months ended December 31, 2008 since we did not make any sales in the six months ended December 31, 2008.  We expect our gross profit  and gross profit percentage to increase in future periods as our sales of the Ionic Bulb increase.

Operating expenses

Operating expenses for the six months ended December 31, 2008 were $320,066 and consisted primarily of personnel costs and stock based compensation costs.  Operating expenses for the three months ended December 30, 2007 were $1,491,363 and consisted primarily of primarily of personnel costs, stock based compensation costs and licensing royalties in accordance with the Ionic Bulb Licensing and Consulting Agreement.

Operating expenses decreased to $320,066 in the six months ended December 31, 2008, or approximately 78.6%, from $1,491,363 for the comparable period in 2007. This decrease in primarily attributable to the closing of our New York office and decreased payments to consultants in the quarter as compared the same period in 2007.

Net Income and Loss

Our net loss for the six months ended December 31, 2008 was $429.333 as compared to a net loss of $1,490,151 for the six months ended December 31, 2007. We recently began operating our business, including efforts to market and sell our products, and revenues generated were not sufficient to cover our operating costs. We are continuing our efforts to market and sell our products in order to generate a higher sales volume and unless and until such time as we generate substantially higher sales volume, we will continue realize net losses.

Our net loss per common share was 0.03 (basic and diluted) for the six months ended December 31, 2008 as compared to our net loss per common share of 0.94 (basic and diluted) for the six months ended December 31, 2007.

The weighted average number of outstanding shares was 12,525,678 for the six months ended December 31, 2008 as compared to 1,582,861 (basic and diluted) for the six-month period ended December 31, 2007.

Liquidity and Capital Resources

Overview

As of December 31, 2008, we had a working capital deficit of $1,648,932.  As of June 30, 2008, we had a working capital deficit of $1,310,795.  Our cash position at December 31, 2008 was $4 as compared to $6,755 at June 30, 2008.

For six months ended December 31, 2008, net cash used in operating activities was $141,751, consisting primarily of a net loss of $429,333, adjusted primarily for common stock issued for services of $80,000, amortization of debt discount of $86,143 and an increase in accounts payable and accrued expenses of $121,429.

Cash provided by financing activities totaled $135,000 for the six months ended December 31, 2008 consisting of proceeds from third party loans.

We expect capital expenditures to be nominal for the year ending June 30, 2009. These anticipated expenditures are for continued investments in property and equipment used in our business and software for our accounting and information systems.

Financing

As of December 31, 2008, we have raised an aggregate of $1,272,439 in financing through the issuance debt and equity securities.

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

Financing Needs

Since our inception on December 19, 2005 to December 31, 2008, we have generated revenues of $1,205,342 and have incurred a net loss of $2,635,142.  It is hoped that we will begin to achieve sustainable revenues within the next 12 months, of which there can be no guarantee.  Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Reverse Stock Split

The Company effectuated a 1 for 50 reverse stock split on June 26, 2008.  In addition, contemporaneously with the reverse stock split, the par value for the Preferred Stock and Common stock was changed to $.00001 per share   All preferred and common stock and related information have been retroactively restated.

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31,2008.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as previously disclosed in our annual report for the period ended June 30, 2008, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2008, we issued an aggregate of 872,000 shares of common stock upon conversions of 10% convertible promissory notes. The aggregate principal and interest amount of these notes that were converted was $872. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

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

ZEVOTEK, INC.

February 12, 2009	/s/ Adam J. Engel
Adam J. Engel
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial and Accounting Officer)