Form 10-Q
period 2009-03-31
Zevotek, Inc
filed 2009-05-15
CIK 1364208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
___________________

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter	☐	Accelerated filter ☐

Non-accelerated filter	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May  14, 2009, 114,092,373 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐ No   ☒

__________________
Quarterly Report on Form 10-Q for the
Quarterly Period Ended March 31, 2009

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and June 30, 2007	3
Condensed Consolidated Statements of Losses for the Three and Nine Months Ended March 31, 2009 and 2008 (unaudited):	4
Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity for Period June 30, 2007 to March 31, 2009 (unaudited):	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2009 and 2008 (unaudited):	6
Notes to Condensed Consolidated Financial Statements March 31, 2009: (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4 Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A Risk Factor	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults upon Senior Securities	27
Item 4. Submission of matters to a vote of security holders	27
Item 5. Other information	27
Item 6. Exhibits	28

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART 1:                 FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ZEVOTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash	$494	$6,755
Other receivables	30,345	30,345
Total current assets	30,839	37,100

Other assets:
Licensing agreement	40,000	-
Total assets	$70,839	$37,100

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,464,723	$1,277,385
Convertible notes payable and demand notes (net of debt discount of $362,826 and $300,964 as of March 31, 2009 and June 30, 2008, respectively	9,176	46,159
Customer deposits	24,351	24,351
Total current liabilities	1,498,250	1,347,895

Long term debt
Convertible notes payable	139,626	-

Deficiency in stockholders' equity:
Series A Preferred stock, $0.00001 par value; 10,000,000 shares authorized; 50,000 shares issued and outstanding as of March 31, 2009 and June 30, 2008	1	1
Series B Preferred stock, $0.00001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of March 31, 2009 and June 30, 2008	10	10
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 75,418,193 and 3,784,920 shares issued and outstanding as of March 31, 2009 and June 30, 2008, respectively	754	38
Additional paid in capital	2,653,262	2,013,381
Accumulated deficit	(4,221,064)	(3,324,225)
Total deficiency in stockholders' equity	(1,567,037)	(1,310,795)

Total liabilities and deficiency in stockholders' equity	$70,839	$37,100

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ZEVOTEK, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
REVENUES:
Sales	$-	$348,114	$-	$349,926
Cost of sales	-	197,977	-	198,577
Gross profit	-	150,137	-	151,349

OPERATING EXPENSES:
Selling, general and administrative	98,611	269,272	418,677	1,760,634

Loss from operations	(98,611)	(119,135)	(418,677)	(1,609,285)

OTHER INCOME (EXPENSE):
Interest, net	(14,448)	(27,072)	(37,572)	(27,072)
Amortization	(354,447)	-	(440,590)	-

Net loss before provision for income taxes	(467,506)	(146,207)	(896,839)	(1,636,357)

Income taxes	-	-	-	-

NET LOSS	$(467,506)	$(146,207)	$(896,839)	$(1,636,357)

Net loss per common share, basic and fully diluted	$(0.01)	$(0.06)	$(0.04)	$(0.81)

Weighted average number of common shares outstanding, basic and fully diluted	36,543,621	2,322,157	20,414,783	2,025,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from June 30, 2007 to March 31, 2009
(Unaudited)

	Preferred stock						Additional
	Series A		Series B		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, June 30, 2007	50,000	$1	-	$-	1,430,260	$14	$814,834	$(1,298,416)	$(483,567)
Common stock issued for services rendered	-	-	-	-	1,994,780	20	845,540	-	845,560
Fair value of Beneficial conversion feature	-	-	-	-	-	-	314,049		314,049
Conversion of debt for Series B Preferred stock	-	-	1,000,000	10	-	-	21,018		21,028
Conversion of debt for common stock	-	-	-	-	359,880	4	17,940		17,944
Net loss	-	-	-	-	-	-	-	(2,025,809)	(2,025,809)
Balance, June 30, 2008	50,000	1	1,000,000	10	3,784,920	38	2,013,381	(3,324,225)	(1,310,795)
Common stock issued for services rendered	-	-	-	-	883,334	9	79,991	-	80,000
Common stock issued for previously incurred debt					1,553,939	15	6,135	-	6,150
Common stock issued for licensing agreement	-	-	-	-	50,000,000	500	39,500	-	40,000
Conversion of debt for common stock	-	-	-	-	19,196,000	192	11,803	-	11,995
Fair value of Beneficial conversion feature	-	-	-	-	-	-	502,452	-	502,452
Net loss	-	-	-	-	-	-	-	(896,839)	(896,839)
BALANCE, March 31, 2009	50,000	$1	1,000,000	$10	75,418,193	$754	$2,653,262	$(4,221,064)	$(1,567,037)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(896,839)	$(1,636,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued in exchange for services rendered	80,000	748,508
Amortization of debt discount	440,590	-
Other receivable allowances		(27,761)

Decrease in:
Accounts receivable	-	822
Other assets	-	10,789
Increase in:
Accounts payable and accrued expenses	205,988	599,034
Customer deposits	-	10,456
Net cash used in operating activities:	(170,261)	(294,509)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	164,000	299,000
Net cash provided by financing activities	164,000	299,000

Net (decreases) increase in cash and cash equivalents	(6,261)	4,491
Cash and cash equivalents, beginning of period	6,755	89

Cash and cash equivalents, end of period	$494	$4,580

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid	$-	$-
Taxes paid	$-	$-
Common stock issued for services rendered	$80,000	$748,508
Common stock issued in exchange for debt	$6,150	$-
Common stock issued for licensing agreement	$40,000	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

The Company’s wholly-owned subsidiary is Ionic Bulb.com, Inc (Ionic Bulb) which was formerly named Zevotek, Inc. Through its subsidiary, it markets and sells a range of home care and household products. In May 2007, the Company entered into a license agreement to sell an energy saving compact fluorescent light bulb named the Ionic Bulb. In July 2008, this license agreement was terminated although Mr. Ryu allowed the license to continue on non-exclusive basis. In February 2009, a new exclusive license and sales agreement was executed to sell the same Ionic Bulb product. Please see Note D for details. The Company plans to market the Ionic Bulb through TV infomercials, catalogs, magazines and major U.S. retail and specialty stores and our websites www.ionic-bulb.com and www.zevo-tek.com.

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Ionic Bulb.com, Inc. The Registrant formed its Ionic Bulb.com, Inc. subsidiary on August 21, 2007 and started its operations during the fiscal year ending June 30, 2008. All significant inter-company transactions and balances have been eliminated in consolidation.

The company has adopted the fiscal year end of June 30.

Interim Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  As such, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and these adjustments are of a normal recurring nature.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended on June 30, 2008 on Form 10-KSB of the Company, as filed with the Securities and Exchange Commission.  The results of operations for the nine months ended March 31, 2009 are not necessarily indicative of the results for the full fiscal year ending June 30, 2009.

Reverse Stock Split

Effective June 25, 2008, the Company authorized for its common stock a 50:1 reverse stock split. Also, par value for the Preferred Stock and Common stock was changed to $.00001 per share. All preferred and common stock and related information have been retroactively restated.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

Consideration Paid to Customers

The Company offers our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. We account for these incentives in accordance with Emerging Issues Task Force Issue No. 0 1-9, Accounting for Consideration Given by a Vendor to a Customer, ("EITF 0 1-9"). Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales. No customer incentives are included in sales for the nine months ended March 31, 2009 and 2008.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Inventories consist of finished products available for sale to distributors and customers. At March 31, 2009 and June 30, 2008 Finished Goods inventory was $0.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. As of March 31, 2009 and June 30, 2008 the allowance for doubtful accounts was $0.

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

Advertising

The Company follows SOP 93-7 whereby charging the costs of advertising to expenses as incurred. The Company charged to operations $0, for the three and nine months ended March 31, 2009, and $0 and $1,738 for the three and nine months ended March 31, 2008, respectively.

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
MARCH 31, 2009
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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective August 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the nine months ended March 31, 2009.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for nine months ended March 31, 2009 and 2008, respectively.

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for the period ended June 30, 2006 the Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock- based compensation to employees. The Company made no employee stock-based compensation grants before June 30, 2007 and during the nine months ended March 31, 2009 and 2008; therefore has no unrecognized stock compensation related liabilities or expense unvested or vested.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement.

EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact, if any on the adoption of EITF 07-1 on its consolidated financial position, results of operations or cash flows.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161, if any, will have on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The Company is currently evaluating the impact, if any, adopting EITF Issue No. 07-5 will have on its financial condition or results of operations.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In June 2008, the FASB ratified the consensus on EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF Issue No.08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The guidance provided by EITF Issue No. 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. The Company’s adoption of EITF Issue No. 08-4 is not anticipated to have a material effect on its financial condition or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE B - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, for the nine months ended March 31, 2009 and 2008, the Company had incurred losses of $896,839 and $1,636,357, respectively. At March 31, 2009 the Company had a working capital deficit of $1,467,411 and accumulated losses of $4,221,064. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE C- OTHER RECEIVABLES

Other receivables at March 31, 2009 and June 30, 2008 consisted of $30,345 of credit card holdbacks by a merchant bank that processes payment due for product sales. The merchant bank holdback account is based on the dollar amount of sales and is designed to allow the Company to receive the credit card holdback cash, including interest for the Company, after customer refunds and charge-backs are cleared. The credit card holdback is carried net of a $ 0 allowance for doubtful accounts as of March 31, 2009 and June 30, 2008.

NOTE D – LICENSING AGREEMENT

On February 24, 2009, the Company entered into an Exclusive License and Sales Agreement whereby the Company has worldwide exclusive rights to manufacture, market use, sell, distribute and advertise certain licensed products. The license is on a year to year basis with automatic renewal subject to the Company re-acquire listing on the OTC BB exchange by February 14, 2010 and files all quarterly and annual reports by due dates, inclusive of allowable extensions.

In exchange for the exclusive license, the Company issued 50,000,000 shares of its common stock. The license was valued at the market price of the underlying security.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE E- ACCOUNTS PAYABLE AND LIABILITIES

Accounts payable and accrued liabilities are as follows:

	March 31, 2009	June 30, 2008
Accounts payable	$275,252	$168,926
Accrued professional fees	345,117	373,186
Accrued payroll and payroll taxes	710,340	630,340
Other accrued liabilities	134,014	104,933

Total	$1,464,723	$1,277,385

NOTE F - CONVERTIBLE NOTES PAYABLE AND DEMAND NOTES

	March 31, 2009		June 30, 2008
Notes Payable to Interstellar Holdings, LLC.
Demand promissory note (a)	$		$24,569
Convertible term note (b)		104,770	116,765
Convertible term note ( c )		155,789	155,789
Convertible term note (d)		50,000	50,000
Convertible term note (e)		89,569	-
Convertible term note (f)		111,500	-
Subtotal		511,628	347,123
Discount on Debt		(362,826)	(300,964)
		148,802	46,159
current portion		(9,176)	(46,159)
Long term debt		$139,626	$-

a)	On November 10, 2008, the Company entered into a demand promissory note for the principal amount of $24,569 bearing interest at 10% per annum.
b)
On May 14, 2008, the Company entered into a convertible term note for the principal amount of $134, 759 bearing interest at 10% per annum with a maturity date of May 14, 2010.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

c)
On May 27, 2008, the Company entered into a convertible term note for the principal amount of $155,789 bearing interest at 10% per annum with a maturity date of May 27, 2010.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

d)
On January 1, 2008, Company entered into a convertible term note for the principal amount of $50,000 bearing interest at 7% per annum with a maturity date of June 30, 2008.  This note was to be converted into common stock at 90% of the common stock closing price at June 30, 2008, or approximately 370,000 shares of common stock.  As of March 31, 2009, the holder of the note elected not to be paid in common stock.

e)
On January 8, 2009, the Company entered into a convertible term note for the principal amount of $89,569 bearing interest at 10% per annum with a maturity date of January 8, 2011.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

f)
On March 9, 2009, the Company entered into a convertible term note for the principal amount of $111,500 bearing interest at 10% per annum with a maturity date of March 9, 2011.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED

NOTE F - CONVERTIBLE NOTES PAYABLE AND DEMAND NOTES (continued)

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $314,049 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Notes issued during the year ended June 30, 2008. The debt discount attributed to the beneficial conversion feature was originally amortized over the Notes maturity period (two years) as interest expense, adjusted for conversion of debt to common stock. In January 2009, the Company restructured the Notes and accordingly fully amortized the remaining debt discount.  During the three and nine months ended March 31, 2009, amortization related to the beneficial conversion feature was $354,447 and $440,590, respectively (see below).

In January 2009 through March 2009, the Company restructured the $502,452 of the Notes to a conversion rate of $0.0001 per share with a two year term. In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $502,452 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Notes issued during the nine months ended March 31, 2009. The debt discount attributed to the beneficial conversion feature was amortized over the Notes maturity period.  During the three and nine months ended March 31, 2009, amortization related to the beneficial conversion feature was $139,626.

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

To further secure Ionicbulb.com’s obligations under the Supply Agreement and the Factoring Agreement (as discussed below), Diet Coffee has executed (i) a guarantee and (ii) an assignment of that certain License and Supply Agreement under which is obtained its distribution rights for the Ionic Bulb. In addition, Mr. Engel, President of Ionicbulb.com and Zevotek, Inc., executed an Anti Fraud and Performance Agreement under which Mr. Engel guaranteed Ionicbulb.com’s representations and warranties under the Supply and Factoring Agreements. Mr. Engel explicitly agrees that if any receivable purchased by Star Funding is not paid when due (subject to certain exceptions), such non-payment shall be presumed to be the result of a breach of Ionicbulb.com’s representations and warranties under the Supply Agreement and/or the Factoring Agreement at which time Star Funding may be able to execute on the (i) collateral pledged under the Supply and Factoring Agreements and (ii) license for distribution of the Ionic bulb product

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)
NOTE H – STOCKHOLDERS EQUITY

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

At March 31, 2009 and June 30, 2008, common shares issued and outstanding were 75,418,193 and 3,784,920, respectively.

On September 11, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 21,450,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of March 31, 2009, 429,000 shares have been issued under this 2007 Plan

On December 13, 2007, the Company adopted its 2007 Stock Incentive Plan No. 2. (the “2007 Plan #2”). The Company is permitted to issue up to 17,994,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of March 31, 2009, 359,880 shares have been issued under this 2007 Plan #2

On February 21, 2008 the Company adopted its 2008 California Stock Incentive Plan. The Company is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of March 31, 2009, 8,425,191 shares have been issued under this Plan.

On February 21, 2008 the Company adopted its 2008 Stock Incentive Plan. The Company is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of March 31, 2009, 673,334 shares have been issued under this Plan

During the year ending June 30, 2008, the Company issued 1,994,780 shares of common stock, valued at $845,560 for services and expenses. The Company converted debt and accrued interest of $17,944 into 359,880 shares of common stock in May and June 2008.

In the nine months ended March 31, 2009 the company issued 883,334 shares of common stock for services valued at $80,000, converted $11,995 of debt into 19,196,000 shares of common stock, issued 1,553,939 shares of common stock for $6,150 in accounts payable and 50,000,000 shares for an exclusive licensing agreement (see note D above).

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE I- INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimate that at March 31, 2009, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $2.5 million expiring by the year 2028, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of March 31, 2009 are as follows:

Net operating loss carry forward	$1,600,000
Valuation allowance	(1,600,000)
Net	$0

The Company has not filed their federal or state income tax returns for fiscal years ended June 30, 2006, 2007 and 2008.

NOTE J - STOCK OPTIONS AND WARRANTS

During the nine months ending March 31, 2009 and 2008, the company did not issue any stock warrants. At March 31, 2009, the Company has 5,700 outstanding common stock warrants exercisable at $25.00 per share.

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

NOTE K - COMMITMENTS AND CONTINGENCIES

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

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

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

 Payroll Taxes

At March 31, 2009, the Company is delinquent with filing and remitting payroll taxes of approximately $102,000 including estimated penalties and interest related to payroll taxes withheld since April 2007. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

ZEVOTEK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

Sales Taxes

At March 31, 2009, the Company is delinquent with remitting sales taxes of approximately $13,400, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

NOTE L - SUBSEQUENT EVENTS

During the months of April and May 2009, the Company issued a aggregate of 8,674,180 shares of common stock to officers and consultants for services rendered.

During the months of April and May 2009, The Company issued a aggregate of 30,000,000 shares of common stock upon conversion of convertible promissory notes.

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

We are engaged in the direct marketing and distribution of consumer products.  Our first offering was the Slim Coffee product line, which featured coffee beverages. We ceased selling and marketing or market Slim Coffee products in 2007.  In May 2007, we entered into a license agreement to sell an energy saving compact fluorescent light bulb named the Ionic Bulb.   In July 2008, this license agreement was terminated although the owner of the product (Jason Ryu) allowed the license to continue on non-exclusive basis.  In February 2009, a new exclusive license and sales agreement was executed to sell the same Ionic Bulb product.  In April, 2009 we entered into a Distribution Agreement with a German distributor pursuant to which we granted such distributor the exclusive right (subject to minimum sales in the first year) to advertise, market and sell our ionic bulb product in Germany, Austria, Switzerland, Liechtenstein, Czech Republic, Slovakia, Hungary, Romania and Poland.   We plan to market the Ionic Bulb through TV infomercials, catalogs, magazines and major U.S. retail and specialty stores and our websites www.zevo-tek.com and  www.ionicbulb.com.

Comparison of Three Months Ended March 31, 2009 to March 31, 2008

Results of Operations

Revenue

Our sales were $0 for the three months ended March 31, 2009 and $348,114 for the three months ended March 31, 2008. We recently signed a distribution agreement with a European distributor and expect our sales to increase in subsequent quarters as a result.

Cost of Sales

Our cost of sales were $0 for the three months ended March 31, 2009 as compared to $197,977 for the three months ended March 31, 2008.  The decrease in cost of sales is attributable to the fact that we had no sales of products in the three months ended March 31, 2009.

Gross Profit

Our gross profit was $0 for the three months ended March 31, 2009 and $150,137 for the three months ended March 31, 2008.  The decrease is attributable to the fact that we no sales in the period ended March 31, 2009  We expect our gross profit to increase in connection with our expected sales increases in future periods.

Our gross profit percentage was 0% for nine months ended March 31, 2009 as compared to 43.1%, for the three months ended March 31, 2008.  Our gross profit percentage was higher in the three months ended March 31, 2008 in contrast to the three months ended March 31, 2009 since we did not make any sales in the nine months ended March 31, 2009.  We expect our gross profit  and gross profit percentage to increase in future periods as our sales of the Ionic Bulb increase.

Operating expenses

Operating expenses for the three months ended March 31, 2009 were $98,611 and consisted primarily of personnel costs and stock based compensation costs.  Operating expenses for the three months ended March 31, 2008 were $269,272 and consisted primarily of primarily of personnel costs, stock based compensation costs and licensing royalties in accordance with the Ionic Bulb Licensing and Consulting Agreement.

Operating expenses decreased to $98,611 in the three months ended March 31, 2009, or approximately 64%, from $269,272 for the comparable period in 2008. This decrease in primarily attributable to the decreased payments to consultants in the quarter as compared the same period in 2008.

Net Income and Loss

Our net loss was $467,506 for the quarter ended March 31, 2009 and our net loss was $146,207 for the quarter ended March 31, 2008. We recently began operating our business in a new market, including efforts to market and sell our products, and revenues generated were not sufficient to cover our operating costs. We are continuing our efforts to market and sell our products in order to generate a higher sales volume and unless and until such time as we generate substantially higher sales volume, we will continue realize net losses.

Our net loss per common share was $0.01 (basic and diluted) for three months ended March 31, 2009 as compared to our net loss per common share of $0.06 for the three months ended March 31, 2008.

The weighted average number of outstanding shares was 36,543,621 (basic and diluted) for three months ended March 31, 2009 as compared to 2,322,157 (basic and diluted) for the three months ended March 31, 2008.

Comparison of Nine Months Ended March 31, 2009 To March 31, 2008

Results of Operations

Revenues

Our sales were $0 for the nine months ended March 31, 2009 and $349,926 for the nine months ended March 31, 2008.  We recently signed a distribution agreement with a European distributor and expect our sales to increase in subsequent quarters as a result.

Cost of Sales

Our cost of sales were $0 for the three months ended March 31, 2009 as compared to $198,577 for the three months ended March 31, 2008.  The decrease in cost of sales is attributable to the fact that we had no sales of products in the nine months ended March 31, 2009.

Gross Profit

Our gross profit was $0 for the nine months ended March 31, 2009 versus our gross profit of $151,349 for the nine months ended March 31, 2008.  The decrease is attributable to the fact that we sold no products in the nine months ended March 31, 2009.

Our gross profit percentage was 0% for nine months ended March 31, 2009 as compared to 43.3%, for the nine months ended March 31, 2008.  Our gross profit percentage was higher in the nine months ended March 31, 2008 in contrast to the nine months ended March 31, 2009 since we did not make any sales in the nine months ended March 31, 2009.  We expect our gross profit  and gross profit percentage to increase in future periods as our sales of the Ionic Bulb increase.

Operating expenses

Operating expenses for the nine months ended March 31, 2009 were $418,677 and consisted primarily of personnel costs and stock based compensation costs.  Operating expenses for the nine months ended March 31, 2008 were $1,760,634 and consisted primarily of primarily of personnel costs, stock based compensation costs and licensing royalties in accordance with the Ionic Bulb Licensing and Consulting Agreement.

Operating expenses decreased to $418,677 in the nine months ended March 31, 2009, or approximately 76.2%, from $1,760,634 for the comparable period in 2008. This decrease in primarily attributable to the closing of our New York office and decreased payments to consultants in the quarter as compared the same period in 2008.

Net Income and Loss

Our net loss for the nine months ended March 31, 2009 was $896,839 as compared to a net loss of $1,636,357 for the nine months ended March 31, 2008. We recently began operating our business in a new market, including efforts to market and sell our products, and revenues generated were not sufficient to cover our operating costs. We are continuing our efforts to market and sell our products in order to generate a higher sales volume and unless and until such time as we generate substantially higher sales volume, we will continue realize net losses.

Our net loss per common share was $0.04 (basic and diluted) for the nine months ended March 31, 2009 as compared to our net loss per common share of $0.81 (basic and diluted) for the nine months ended March 31, 2008.

The weighted average number of outstanding shares was 20,414,783 for the nine months ended March 31, 2009 as compared to 2,025,322 (basic and diluted) for the nine-month period ended March 31, 2008.

Liquidity and Capital Resources

Overview

As of March 31, 2009, we had a working capital deficit of $1,467,411.  As of June 30, 2008, we had a working capital deficit of $1,310,795.  Our cash position at March 31, 2009 was $494 as compared to $6,755 at June 30, 2008.

For nine months ended March 31, 2009, net cash used in operating activities was $170,261, consisting primarily of a net loss of $896,839, adjusted primarily for common stock issued for services of $80,000, amortization of debt discount of $440,950 and an increase in accounts payable and accrued expenses of $205,988.

Cash provided by financing activities totaled $164,000 for the nine months ended March 31, 2009 consisting of proceeds from third party loans.

We expect capital expenditures to be nominal for the year ending June 30, 2009. These anticipated expenditures are for continued investments in property and equipment used in our business and software for our accounting and information systems.

Financing

As of March 31, 2009, we have raised an aggregate of $1,301,439 in financing through the issuance debt and equity securities.

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

Financing Needs

Since our inception on December 19, 2005 to March 31, 2009, we have generated revenues of $1,205,342 and have incurred a net loss of $3,102,648.  It is hoped that we will begin to achieve sustainable revenues within the next 12 months, of which there can be no guarantee.  Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

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

ITEM 4 – CONTROLS AND PROCEDURES

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2009.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as previously disclosed in our annual report for the period ended June 30, 2008, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.
During the quarter ended March 31, 2009, we issued an aggregate of 8,000,000 shares of common stock upon conversions of 10% convertible promissory notes. The aggregate principal and interest amount of these notes that were converted was $800. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

2.	Please see our Current Report on Form 8-K dated February 24, 2009 and filed with the Commission on February 27, 2009.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5 – OTHER INFORMATION

Please see our Current Reports in Form 8-K February 27, 2009 and May 5, 2009 for a description of our exclusive sales and license agreement and our distribution agreement, respectively.

ITEM 6 - EXHIBITS

Item No.	Description

10.1	Distribution Agreement (Portions of this Agreement have been redacted pursuant to a request for confidential treatment submitted to the SEC)
31.1	Certification of Adam J. Engel, Chief Executive Officer and Chief Financial Officer of Zevotek, Inc. pursuant to Rule 13a-14(a)
32.1	Certification of Adam J. Engel, Chief Executive Officer and Chief Financial Officer of Zevotek, Inc. pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEVOTEK, INC.

May 15, 2009	/s/ Adam J. Engel
Adam J. Engel
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial and Accounting Officer)