Form 10-K
period 2009-06-30
Zevotek, Inc
filed 2009-10-13
CIK 1364208

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For The Fiscal Year Ended June 30, 2009

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

___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter ☐	Accelerated filter ☐
Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

As of October 8, 2009, 703,885,307 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:      None.

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

Overview of Business

We are engaged in the direct marketing and distribution of consumer products.  Our first offering was the Slim Coffee product line, which features coffee beverages. In May 2007, we entered into a license agreement to sell an energy saving compact fluorescent light bulb named the Ionic Bulb, which agreement was replaced by an Exclusive License and Sales Agreement dated February 24, 2009 under which we currently retain the exclusive worldwide rights to manufacture, market, use, sell, distribute and advertise the Ionic Bulb.   We plan to market the Ionic Bulb through TV infomercials, catalogs, magazines and major U.S. retail and specialty stores and our websites www.zevo-tek.com and www.ionicbulb.com.

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

Ionic Bulb

On May 18, 2007, we entered into a license and supply agreement with an owner of the Ionic Bulb, which agreement was replaced by an Exclusive License and Sales Agreement dated February 24, 2009 under which we currently retain the exclusive worldwide rights to manufacture, market, use, sell, distribute and advertise the Ionic Bulb.  We intend to sell the Ionic Bulb through our wholly owned subsidiary Ionicbulb.com, Inc.   We seek to penetrate the $40 billion dollar global lighting industry through sales of the Ionic Bulb.  The Ionic Bulb combines the performance features of ionic air cleaning technology with those of a 10,000 hour reduced energy use compact fluorescent light bulb (CFL). The Ionic Bulb contains an air purifying microchip ion emitter that is powered by the bulb's own energy. The Ionic Bulb is designed for use in any U.S. home which we believe will not require any special modifications. When illuminated, the Ionic Bulb via silent emission of negative ions helps to eliminate smoke, dust, pollen, pet dander and odors from the air within a surrounding 100 square foot area. The Ionic Bulb is designed for consumer use.  We believe the Ionic Bulb product to be a less expensive and space saving alternative to air purifiers.

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

On April 29, 2009 we entered into a Distribution Agreement with a German distributor pursuant to which we granted such distributor the exclusive right (subject to minimum sales in the first year) to advertise, market and sell our ionic bulb product in Germany, Austria, Switzerland, Liechtenstein, Czech Republic, Slovakia, Hungary, Romania and Poland (the “Territory”).  Upon satisfactory sales of an initial order (in dealer’s reasonable discretion) of 5,000 units of our ionic bulb product, the distributor agreed to purchase 5,000 units of our ionic bulb product per month during the first year of the contact to maintain exclusive status in the Territory.  We also granted distributor a license to use certain marketing material to advertise and sell the ionic bulb product.  Such distributor also agreed to maintain general and product liability insurance in an amount of at least $1,000,000 and agreed to name us as an additional insured under such policy.  The term of the agreement is for one year and will be automatically renewed for successive 1 year periods if the minimum quantities (5,000/month and 60,000/year) are met.

License Agreements, Trademarks and Patents

License and Supply Agreement

On May 18, 2007, we entered into that certain License and Supply Agreement (the “Original Agreement”) with Jason Ryu, the purported sole owner, pursuant to which Mr. Ryu granted us an exclusive, commercial license to market, distribute, sell and manufacture the Ionic Bulb Product and the patents underlying the Ionic Bulb Product set forth under the term “Ionic Bulb Patents” on Exhibit A to the Agreement (the “Ionic Bulb Patents”) which Original Agreement was terminated in July 2008 yet continued on an informal non-exclusive basis.  On February 24, 2009, we entered into an Exclusive License and Supply Agreement (the “Agreement”) with Jason Ryu to, amongst other things, reclaim the license for the Ionic Bulb Products on an exclusive basis.  Under the Agreement, Mr. Ryu granted us a worldwide exclusive license (the “License”) to manufacture, have manufactured, market, use, sell distribute and advertise the Licensed Products (as defined in the Agreement) which includes the Ionic Bulb products.  In consideration of the License, we agreed to issue Mr. Ryu fifty million (50,000,000) shares of our common stock (the “License Shares”).   If either (a) we fail to file our quarterly and annual reports by the due date for such report (including, if applicable, any extensions permitted under Rule 12b-25 of the Securities Exchange Act of 1934, as amended) or (b) our Common Stock  is not quoted on the OTCBB on or before February 14, 2010, then the License shall (unless Licensee exercises the Option set forth under Section 3.2 of the Agreement) continue on a non-exclusive basis; provided, however, that in such instance we can issue to Ryu an additional amount of shares of Common Stock equal to $90,000 to maintain the License on an exclusive basis.

In addition, the Agreement also provides for the retention of Ryu as a non-exclusive independent contractor sales representative to obtain purchase orders for the Licensed Products on our behalf  In consideration for his consulting services, we agreed to issue Ryu 750,000 shares of Common Stock for each $100,000 in gross sales of the Licensed Product by Ryu (or any Sales Associate hired by him) on or before February 28, 2010 up to a maximum of 75,000,000 shares of Common Stock (collectively, the “Incentive Shares”).  The Incentive Shares shall not vest unless Ryu (or any Sales Associate hired by him) shall have collectively procured gross sales of $5,000,000 for the Licensed Products on or before February 28, 2010 (the “Target”).  If Ryu fails to achieve the Target, such Incentive Shares shall be null and void and of no further force and effect.  In addition to the Incentive Shares, we also agreed to pay Ryu a commission at the rate 50% of all Net Profits (as defined on the Agreement) recognized by us on sales of the Licensed Products made by Ryu (or Sales Associates hired by Ryu) on our behalf during the period of this Agreement.

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

A divisional application, serial no. 11/820,915, is pending.  It is directed to an ionic air purifying device in an appliance such as a fan (rather than in a CFL light bulb).  A response to an office action is due October 28, 2009 with one 3 month extension of time. No further extensions are available..

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

Supply and Factoring Agreement—To be terminated at the end of the Initial Term on October 23, 2009

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

            In September 2009, Zevotek and Star Funding agreed to terminate these agreements, effective at the end of the initial term on October 23, 2009.  The parties agreed to exchange mutual releases in connection with the termination.

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

Employees

As of October 8, 2009 we had one full-time employee, who is our president, chief executive officer and chief financial officer. We have not experienced any work stoppages and we consider relations with our employee to be good.

ITEM 1A.  RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

WE HAVE NO OPERATING HISTORY IN THE LIGHTING INDUSTRY, WHICH COULD RESULT IN ERRORS IN MANAGEMENT AND OPERATIONS.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated October 13, 2009, RBSM LLP stated that our consolidated financial statements for the year ended June 30, 2009, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit. Our continued net operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

OUR FAILURE TO COMPLY WITH THE FINAL JUDGEMENT ISSUED BY THE FTC COULD ADVERSELY AFFECT OUR BUSINESS.

On March 26, 2007, we received a letter from the U.S. Federal Trade Commission (“FTC”) whereby we were informed that the FTC was conducting an investigation into advertising claims made for our weight loss product known as “Slim Coffee.”  The purpose of the investigation was to determine whether we, in connection with its sales of Slim Coffee, engaged in unfair or deceptive acts or practices and false advertising. The FTC threatened to file a complaint in the United States District Court, Southern District of New York, alleging false advertising, unless the Company and the FTC could reach a satisfactory resolution to the matter.  A negotiated settlement has been reached with the FTC under which the Company, its officers and directors did not admit any wrongdoing.  On January 10, 2008, pursuant to a stipulated final judgment and order, the United States District Court, Southern District of New York, entered a final judgment and order against the Company in the amount of $923,910.  The full amount of the judgment, and payment of any portion of it is suspended and cannot be reinstated so long as (a) we abide by the reporting and monitoring requirements of the judgment, (b) does not make false advertising claims in connection with any of its products in the future, and (c) its past financial disclosures to the FTC were materially accurate.  We expect to comply with terms of the stipulation and do not anticipate incurring a liability for the judgment, however there can be no assurance of compliance.  Should we fail to comply with the FTC’s final judgment, this could have a material adverse on our business, financial condition and results of operations.

WE COULD LOSE OUR EXCLUSIVE RIGHT TO MARKET AND SELL THE IONIC BULB

Under the terms of our exclusive license and sales agreement dated February 24, 2009 relating to the Ionic Bulb, if either (a) we fail to file our quarterly and annual reports by the due date for such report (including, if applicable, any extensions permitted under Rule 12b-25 of the Securities Exchange Act of 1934, as amended) or (b) our Common Stock  is not quoted on the OTCBB on or before February 14, 2010, then the License shall (unless Licensee exercises the Option set forth under Section 3.2 below) continue on a non-exclusive basis; provided, however, that in such instance we can issue to Mr. Ryu an additional amount of shares of Common Stock equal to $90,000 to maintain the License on an exclusive basis

WE LACK PROPER INTERNAL CONTROLS AND PROCEDURES

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

During the course of the preparation of our June 30, 2009 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition and inventory accounting. Some of these internal control deficiencies may also constitute deficiencies in our disclosure and internal controls.

WE ARE SEEKING ADDITIONAL FINANCING TO FUND OUR WHOLESALE AND DIRECT RESPONSE SALES BUSINESS, AND IF WE ARE UNABLE TO OBTAIN FUNDING WHEN NEEDED, WE MAY NEED TO SCALE BACK OUR OPERATIONS.

We have been financing our operations since our inception in December 19, 2005 with $1,319,801 in funds invested by our founders raised through a private placement of our common stock and through the issuance of promissory notes to unaffiliated third party investors.  We have used the financing to start up our direct response sales business. We need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

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

Because of our reliance on third-party manufacturers, the production lead times are relatively long. Therefore, we must commit to production well in advance of customer orders for our Ionic Bulb products. If we fail to forecast consumer demands accurately, we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are canceling orders or returning products. Our relatively long production lead time may increase the amount of inventory and the cost of storing inventory. Additionally, changes in retailer inventory management strategies could make inventory management more difficult. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

WE ARE CONTROLLED BY OUR PRINCIPAL STOCKHOLDER.

Our series B stockholder holds approximately 81% of the outstanding votes entitled to vote on any matter presented to out stockholders.  Each share of series B preferred stock is entitled to 5,000 votes per share and as of the date hereof, all 1,000,000 shares of series B preferred stock issued are held by one person.  So long as this principal stockholder controls a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval.   This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

THERE IS PRESENTLY A LIMITED MARKET FOR OUR COMMON STOCK. ANY FAILURE TO DEVELOP OR MAINTAIN A TRADING MARKET COULD NEGATIVELY AFFECT THE VALUE OF OUR SHARES AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO SELL YOUR SHARES.

There is a limited market for our common stock.  Our common stock currently trades on the “pink sheets” and accordingly we have to seek market-makers to provide quotations for the common stock and it is possible that no market-maker will want to provide such quotations. The market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

WE CURRENTLY TRADE ON THE PINK SHEETS WHICH LIMITS THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Our common stock currently trades on the Pink Sheets which limits the ability of broker deals to sell our common stock and the ability of stockholders to sell our securities in the secondary market.  This limits the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

WE DO NOT INTEND TO PAY DIVIDENDS FOR THE FORSEEABLE FUTURE

We currently intend to retain earnings, if any, to support our growth strategy.

Cautionary Statement Concerning
Forward-Looking Information

This annual report and the documents to which we refer you and incorporate into this annual report by reference contain forward-looking statements.  In addition, from time to time, we, or our representatives, may make forward-looking statements orally or in writing.  These are statements that relate to future periods and include statements regarding our future strategic, operational and financial plans, potential acquisitions, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, the adequacy of our current facilities and our ability to obtain additional space, use of future earnings, and the feature, benefits and performance of our current and future products and services.

You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” “seek” or “continue” or the negative of these or similar terms.  In evaluating these forward-looking statements, you should consider various factors, including those described in this annual report under the heading “Risk Factors.”  These and other factors may cause our actual results to differ materially from any forward-looking statement.  We caution you not to place undue reliance on these forward-looking statements.

We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us.  Such forward-looking statements relate to future events or our future performance.  Forward-looking statements are only predictions.  The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   DESCRIPTION OF PROPERTY.

Our current executive office is located at 134 Cedar Street, Nutley, NJ.  This location is owned by our sole executive officer who does not require that we pay rent. We do not own any property.

ITEM 3.   LEGAL PROCEEDINGS.

On March 26, 2007, we received a letter from the U.S. Federal Trade Commission (“FTC”) whereby we were informed that the FTC was conducting an investigation into advertising claims made for our weight loss product known as “Slim Coffee.”  The purpose of the investigation was to determine whether we, in connection with its sales of Slim Coffee, engaged in unfair or deceptive acts or practices and false advertising. The FTC threatened to file a complaint in the United States District Court, Southern District of New York, alleging false advertising, unless the Company and the FTC could reach a satisfactory resolution to the matter.  A negotiated settlement has been reached with the FTC under which the Company, its officers and directors did not admit any wrongdoing.  On January 10, 2008, pursuant to a stipulated final judgment and order, the United States District Court, Southern District of New York, entered a final judgment and order against the Company in the amount of $923,910.  The full amount of the judgment, and payment of any portion of it is suspended and cannot be reinstated so long as (a) we abide by the reporting and monitoring requirements of the judgment, (b) does not make false advertising claims in connection with any of its products in the future, and (c) its past financial disclosures to the FTC were materially accurate.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the quarter ended June 30, 2009.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the Other-OTC (Pink Sheets) under the symbol “ZVTK.PK.”  The following table shows the high and low bid prices for our common stock for each quarter since July 1, 2007 (the first day our stock began trading on the OTC Bulletin Board) as reported by the OTC Bulletin Board and the Other OTC (Pink Sheets).  All share prices have been adjusted to provide for the 1-50 reverse split effectuated on June 26, 2008.  We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock.  Some of the bid quotations from set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

July 1, 2007 to June 30, 2008	High Bid	Low Bid
First quarter	$62.50	$1.25
Second quarter	3.00	0.20
Third quarter	0.45	0.05
Fourth quarter	0.65	0.05

July 1, 2008 to June 30, 2009	High Bid	Low Bid
First quarter	$0.14	$0.02
Second quarter	0.07	0.001
Third quarter	0.03	0.001
Fourth quarter	0.023	0.002

As of October 2, 2009 there were approximately 60 record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans.  The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of June 30, 2009:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
E Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	78,882,416	(1)(2)(3)(4)(5)
Total	—	$—	78,882,416	(1)(2)(3)(4)(5)

(1) 2007 Stock Incentive Plan. The purpose of our 2007 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 21,450,000 shares, subject to adjustment, and as of June 30, 2009, we had issued 429,000 shares.

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

(2) 2007 Stock Incentive Plan No. 2. The purpose of our 2007 Stock Incentive Plan No. 2 is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 17,994,000 shares, subject to adjustment, and as of June 30, 2009, we had issued 359,880 shares.

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

(3) 2008 Stock Incentive Plan. The purpose of our 2008 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 33,000,000 shares, subject to adjustment, and as of June 30, 2009, we had issued 1,347,514 shares.

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

(4) 2008 California Stock Incentive Plan. The purpose of our 2008 California Stock Incentive Plan is to advance the best interests of the company by providing those persons who are residents of California and who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 33,000,000 shares, subject to adjustment, and as of June 30, 2009, we had issued 24,425,190 shares.

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

(5)  Pursuant to each plan set forth above, the Company’s board of directors determined that, in connection with the June 2008 1 for 50 reverse stock split, the number of shares subject to previously outstanding stock awards should be adjusted in proportion to the respective reverse split.  As a result, after such reverse split, the number of shares subject to stock awards was reduced in proportion to the reverse split.  However, in accordance with each plan, the maximum number of shares of common stock that may be issued and sold under any awards granted under each plan was not reduced as a result of the reverse split and, accordingly, the total number of shares available under the plan after each reverse split remained the same as it was before such reverse split.  Pursuant the terms of each plan, the board of directors has full authority to interpret the plans, and that interpretation is binding upon all parties.

Equity Compensation Plans Adopted Subsequent to June 30, 2009

2009 Stock Incentive Plan. On September 15, 2009, our board of directors adopted the 2009 Stock Incentive Plan.  The purpose of our 2009 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 136,715,000 shares, subject to adjustment.

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

2009 California Stock Incentive Plan. On September 15, 2009, our board of directors adopted the 2009 California Stock Incentive Plan.  The purpose of our 2009 California Stock Incentive Plan is to advance the best interests of the company by providing those persons who are residents of California and who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 136,715,000 shares, subject to adjustment.

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

RECENT SALES OF UNREGISTERED SECURITIES

1.
During the quarter ended June 30, 2009, we issued an aggregate of 78,500,000 shares of common stock upon conversions of 10% convertible promissory notes. The aggregate principal and interest amount of these notes that were converted was $7,850. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

2.
Since June 30, 2009, we issued an aggregate of 420,299,500 shares of common stock upon conversions of 10% convertible promissory notes. The aggregate principal and interest amount of these notes that were converted was $42,029.95. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

We are engaged in the direct marketing and distribution of consumer products.  Our first offering was the Slim Coffee product line, which featured coffee beverages. We no longer sell or market Slim Coffee products and do not anticipate selling Slim Coffee products in the fiscal year ended June 30, 2008.  In May 2007, we entered into a license agreement to sell an energy saving compact fluorescent light bulb named the Ionic Bulb, which agreement was replaced by an Exclusive License and Sales Agreement dated February 24, 2009 under which we currently retain the exclusive worldwide rights to manufacture, market, use, sell, distribute and advertise the Ionic Bulb..  We plan to market the Ionic Bulb through TV infomercials, catalogs, magazines and major U.S. retail and specialty stores and our websites www.zevo-tek.com and  www.ionicbulb.com.

Comparison of Fiscal Years Ended June 30, 2009 To June 30, 2008

Results of Operations

Revenue

Our sales were $0 for the year ended June 30, 2009 as compared to $272,926 for the year ended June 30, 2008, consisting of Ionic Bulb sales.  We recently signed a distribution agreement with a European distributor and expect our sales to increase in fiscal 2010 as a result.

Cost of Sales

Our cost of sales were $0 for the year ended June 30, 2009 as compared to $198,577 for the year ended June 30, 2008.  The decrease in cost of sales is attributable to the fact that we had no sales of products in the year ended June 30, 2009.

Gross Profit

Our gross profit was $0 for the year ended June 30, 2009.  Our gross profit was $74,349 for the year ended June 30, 2008 and our gross profit percentage was 27.2% for the year then ended.

Operating expenses

Operating expenses for the fiscal year ended June 30, 2009 were $320,050, consisting primarily of personnel costs and stock compensation costs.  Operating expenses for the fiscal year ended June 30, 2008 were $2,079,222.

Operating expenses decreased to $320,050 in the year ended June 30, 2009, or approximately 84.6%, from $2,079,222 for the comparable period in 2008. This decrease in primarily attributable to the closing of our New York office and decreased payments to consultants in the year as compared the same period in 2008.

Net Income and Loss

Our net loss was $821,798 for the fiscal year ended June 30, 2009 and our net loss was $2,025,809  for the fiscal year ended June 30, 2008. We recently began operating our business, including efforts to market and sell our products, and revenues generated were not sufficient to cover our operating costs. We are continuing our efforts to market and sell our products in order to generate a higher sales volume and unless and until such time as we generate substantially higher sales volume, we will continue realize net losses.

Our net loss per common share was ($0.02) (basic and diluted) for fiscal year ended June 30, 2009 as compared to our ($0.91) (basic and diluted) net loss per common share for the fiscal year ended June 30, 2008.

The weighted average number of outstanding shares was 45,456,522 (basic and diluted) for fiscal year ended June 30, 2009 as compared to 2,235,822 (basic and diluted) for the fiscal year ended June 30, 2008.

Liquidity and Capital Resources

Overview

As of June 30, 2009, we had a working capital deficit of $1,417,761.  As of June 30, 2008, we had a working capital deficit of $1,310,795. Our cash position at June 30, 2009 was $0 as compared to $6,755 as of June 30, 2008.

For fiscal year ended June 30, 2009, net cash used in operating activities was $233,209, consisting primarily of a net loss of $821,798, adjusted primarily for common stock issued for services of $189,223 and an amortization of beneficial conversion feature related to our convertible promissory notes of $424,985.

Cash provided by financing activities totaled $226,454 consisting of $182,454 of proceeds from third party loans and $44,000 from advances payable.

We expect capital expenditures to be nominal for the year ending June 30, 2009. These anticipated expenditures are for continued investments in property and equipment used in our business and software for our accounting and information systems.

Financing

As of June 30, 2009, we have raised an aggregate of $1,319,801 in financing through the issuance debt and equity securities

Star Funding Financing Facility—To be terminated at the end of the Initial Term on October 23, 2009

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

            In September 2009, Zevotek and Star Funding agreed to terminate these agreements, effective at the end of the initial term on October 23, 2009.  The parties agreed to exchange mutual releases in connection with the termination.

Financing Needs

Since our inception on December 19, 2005 to June 30, 2009, we have generated revenues of $1,205,342 and have incurred a net loss of $4,146,023. It is hoped that we will begin to achieve sustainable revenues within the next 12 months, of which there can be no guarantee.  Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

The independent auditor's report on our June 30, 2009 financial statements included in this Annual Report states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Reverse Stock Split

Effective June 26, 2008, the Company authorized for its common stock  a 50:1 reverse stock split  Also, par value for the Preferred Stock and Common stock was changed to $.00001 per share   All preferred and common stock and related information have been retroactively restated.

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

Off Balance Sheet Arrangements

None

ITEM 8.   FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-16.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, our President, Chief Financial Officer and Director carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our President, Chief Financial Officer and Director concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for the preparation of the Company’s financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in all material aspects, the Company’s financial position and results in conformity with Generally Accepted Accounting Principles (“GAAP”).

Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, Certifying Officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992.

As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of June 30, 2009 due to the identification of a material weakness. A material weakness is a control deficiency or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the course of the preparation of our June 30, 2009 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition and inventory accounting. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

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

Our President, Chief Financial Officer and Director is in the process of implementing a more effective system of controls, procedures and other changes in the areas of revenue recognition and inventory accounting to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.

Changes in Internal Controls over Financial Reporting

Other than the identification of the material weakness described above, there have not been any other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table shows the names and ages of our directors and executive officers and the positions they hold as of the date of this Annual Report.

Name	Age	Position(s)
Adam J. Engel	37	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended June 30, 2009, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 134 Cedar Street, Nutley, NJ 07110.

ITEM 11. EXECUTIVE COMPENSATON

The following table sets forth the compensation paid to the Chief Executive Officer and our other executive officers for services rendered during the fiscal years ended June 30, 2009, 2008 and 2007.

Summary Compensation Table

						Stock		Option		All Other
Name and Position	Year	Salary		Bonus		Awards ($)		Awards ($)		Compensation	Total ($)
Adam Engel	2009	120.000	(1)			11,123.97	(2)				131,123.97
Chairman, President,	2008	$120,000	(3)		—	—		$36,000	(4)	$	$156,000
Chief Executive Officer,	2007	$--		$	---	—		—		$-	$-
CFO and Secretary (since October 12, 2007)

David Stocknoff	2009
President, Chief Executive Officer	2008	$--		$	---	—		—		$-	$-
CFO and Director (until October 12, 2007)	2007	$105,000	(5)	$	---	—		—		$-	$-

David Attarian	2009
Secretary and Director	2008	$--		$	---	—		—		$-	$-
(until October 12, 2007)	2007	$113,362	(6)	$	---	—		—		$-	$-

(1) $99,517 of this amount was accrued as salary and not paid.
(2) On April 7, 2009, the board of directors granted Mr. Engel 674,180 shares of common stock as a stock award for accrued salary.
(3)  All cash compensation due Mr. Engel for the year ended June 30, 2008 was accrued and not paid.
(4) On December 13, 2007, the Company agreed to grant Mr. Engel an option award of 3,600,000 shares at an exercise price of $0.01 per share, which option vests at the rate of 100,000 shares per month. The amounts set forth in the table have been adjusted to reflect the 1 for 50 reverse stock split effected June 26, 2008.
(5) $48,190 of this amount was accrued as salary, but not paid.  Pursuant to the terms of Mr. Stocknoff’s separation agreement dated October 5, 2007, all obligations under his June 14, 2006 employment agreement were waived, including accrued salary.
(6)  $49,101 of this amount was accrued as salary, but not paid.  Pursuant to the terms of Mr. Attarian’s separation agreement dated October 5, 2007, all obligations under his June 14, 2006 employment agreement were waived, including accrued salary.

Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock awards and stock options granted to the Named Executive Officers in Fiscal 2009.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards(3)
Adam Engel	4/7/2009	4/7/2009	—	—	674,180	--	$--	11,123.97

(1)	On April 7, 2009, the Company granted Mr. Engel a stock award of 674,180 shares of common stock.
(2)	Represents the grant date fair value of each equity award calculated in accordance with FAS 123R.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at the end of Fiscal 2009.

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Adam Engel	36,000	36,000	$0.01	12/13/2017	—	—

(1)
On December 13, 2007, the Company agreed to grant Mr. Engel an option award of 3,600,000 shares of our common stock with exercise price $0.01, which options would vest at a rate of 100,000 shares per month. The amounts set forth in the table have been adjusted to reflect the 1 for 50 reverse stock split effected June 26, 2008.

Option Exercises and Stock Vested

Mr. Engel’s option award vested as set forth in the above table.  No stock options were exercised by any Named Executive Officers in Fiscal 2009

Employment Agreements

On December 13, 2007, we entered into employment agreements with Adam Engel. A description of the material terms of the agreement is set forth below and a copy of each agreement is attached as an exhibit hereto.

Adam Engel. We entered into an employment agreement with Adam Engel pursuant to which we employ Mr. Engel as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. The agreement is for an initial term of three years and provides for an annual base salary during the term of the agreement of $120,000, payable either in cash of stock. Mr. Engel has also been granted options to purchase 72,000 shares of our common stock with an exercise price of $0.01 per share, which options will vest at a rate of 2,000 shares per month.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 8, 2009 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

The following table assumes that there are 703,885,307 common shares issued and outstanding on October 8, 2009.  Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.  A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right.  Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

Amount and Nature of Beneficial Ownership
Name And Address (1)	Number Of Common Shares Beneficially Owned		Percentage Owned (2)	Number Of Series A Preferred Shares Beneficially Owned	Percentage Owned (2)	Number Of Series B Preferred Shares Beneficially Owned	Percentage Owned (2)	Percentage of Total Voting Power (3)

Adam Engel	42,000	(4)	*	--	*	--	*	* %

Sale-A-Vision, Inc. 14 Bond Street, Suite 296 Great Neck, NY	38,198		*	50,000	100%	--	*	8.1%

Anthony Intrieri 60 Schofield Street Bronx, NY 10464	--		*	--	*	1,000,000	100%	80.6%

Jason Ryu 547A Orchard Ave Palisades Park, NJ 07650	50,000,000		7.1%	--	*	--	*	*
All directors and officers as a group (1 person)	42,000		*	--	*	--	*	*

*Less than 1%
(1)	Unless otherwise noted, the address is 134 Cedar Street, Nutley, NJ 07110.
(2)	Based on 703,885,307 common shares, 50,000 Series A Preferred Shares, and 1,000,000 Series B Preferred Shares issued and outstanding on October 8, 2009.
(3)
Holders of our common stock are entitled to one vote per share, for a total of 703,885,307 votes.  Holders of our Series A preferred stock are entitled to 10,000 votes per share, for a total of 500,000,000 votes.  Holders of our Series B preferred stock are entitled to 5,000 votes per share, for a total of 5,000,000,000 votes, or approximately 80.6% of the outstanding votes on October 7, 2009.

(4)
On December 13, 2007, the Company agreed to grant Mr. Engel an option award of 3,600,000 shares of our common stock with exercise price $0.01, which options would vest at a rate of 100,000 shares per month.  The amounts set forth in the table have been adjusted to reflect the 1 for 50 reverse stock split effected June 26, 2008.

There are no arrangements, known to us, including any pledge by any person of  our  securities, the operation of which may at a subsequent date result in a change  in  control  of  Zevotek, Inc.  There  are  no  arrangements  or  understandings  among members of both the former  and the new control groups and their associates with respect to election of  directors  or  other  matters.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

Director Independence

For our description of director independence, see “Director Independence” under the section entitled “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” above.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

RBSM LLP, billed us $25,000 in fees for our annual audit for the year ended June 30, 2009, and $15,000 in fees for the review of our quarterly financial statements for that year.

RBSM LLP, billed us $25,000 in fees for our annual audit for the year ended June 30, 2008, and $8,500 in fees for the review of our quarterly financial statements for that year.

AUDIT-RELATED FEES

We did not pay any fees RBSM LLP for assurance and related services that are reasonably related to the performance of the audit or  review of our financial statements for fiscal years 2009 and 2008.

TAX FEES

We did not pay any fees to RBSM LLP for tax compliance, tax advice, tax planning or other  work during our fiscal years 2009 and 2008.

ALL OTHER FEES

           There  were  no  other  fees  billed by RBSM LLP for professional services rendered, other than as stated  under  the  captions  Audit  Fees,  Audit-Related  Fees,  and  Tax Fees.

With respect to the audit of our financial statements as of December 31, 2009 and 2008 and for the years then ended, none of the hours expended on RBSM LLP engagement to audit those financial statements were attributed to work by persons other than RBSM LLP’s full-time, permanent employees.

ITEM 15.  EXHIBITS.

.1	Registrant’s Certificate of Incorporation.(1)
3.2	Certificate of Amendment to Registrant’s Certificate of Incorporation.(1)
3.3	Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock.(1)
3.4	Registrant’s By-Laws.(1)
3.5	Certificate of Designations, Powers, Preferences and Rights of Series B Preferred Stock (11)
4.1	Form of Warrant.(1)
4.2	2007 Stock Incentive Plan (2)
4.3	2007 Stock Incentive Plan No. 2 (7)
4.4	2008 Stock Incentive Plan (8)
4.5	2008 California Stock Incentive Plan (9)
4.6	Form of Convertible Note (10)
4.7	2009 Stock Incentive Plan (14)
4.8	2009 California Stock Incentive Plan (15)
10.1	Employment Agreement by and between David Stocknoff and Diet Coffee, Inc., dated as of July 16, 2006.(1)
10.2	Employment Agreement by and between David Attarian and Diet Coffee, Inc., dated as of July 16, 2006.(1)
10.3	Form of Subscription Agreement.(1)
10.4	License and Supply Agreement dated as of May 18, 2007 by and among Diet Coffee, Inc. and Jason Ryu. (3)
10.5	Letter Agreement dated October 5, 2007 between Diet Coffee, Inc. and David Stocknoff (4)
10.6	Letter Agreement dated October 5, 2007 between Diet Coffee, Inc. and David Attarian (4)
10.7	Consulting Agreement dated October 12, 2007 between Diet Coffee, Inc. and David Stocknoff (4)
10.8	Consulting Agreement dated October 12, 2007 between Diet Coffee, Inc. and David Attarian (4)
10.9	Employment Agreement with Adam Engel (5)
10.10	Supply Agreement (6)
10.11	Factoring Agreement (6)
10.12	Assignment of License and Supply Agreement (6)
10.13	Guarantee (6)
10.14	Anti-Fraud Agreement (6)
10.15	Exclusive License and Sales Agreement (12)
10.16	Distribution Agreement (13)
23.1	Consent of Independent Public Accountants, RBSM, LLP (15)
31.1	Certification of Adam J. Engel, President and Chief Financial Officer of Zevotek, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002. (16)
32.1	Certification of Adam J. Engel, President and Chief Financial Officer of Zevotek, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002 (16)

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 (File No. 333-137210), as amended, originally filed with the SEC on September 8, 2006 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-145985) filed with the SEC on September 11, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K dated May 18, 2007and incorporated herein by reference.
(4)	Filed as an exhibit to our Annual Report on Form 10KSB for the year ended June 30, 2007 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K (filed with the SEC on December 14, 2007 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2007 and incorporated herein by reference.
(7)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-148050) filed with the SEC on December 13, 2007 and incorporated herein by reference.

(8)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-149334) filed with the SEC on February 21, 2008 and incorporated herein by reference
(9)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-149335) filed with the SEC on February 21, 2008 and incorporated herein by reference
(10)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.
(11)	Filed as an exhibit to our Annual Report on Form 10-KSB, as amended, for the year ended June 30, 2008 and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 27, 2009 and incorporated herein by reference
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2009 and incorporated herein by reference
(14)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-162016) filed with the SEC on September 15, 2009 and incorporated herein by reference.
(15)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-162014) filed with the SEC on September 15, 2009 and incorporated herein by reference.
(16)	Filed herewith

SIGNATURES

In  accordance  with  Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on  its  behalf  by  the  undersigned,  thereunto  duly  authorized.

ZEVOTEK, INC.

Date: October 13, 2009	By:	/s/ Adam J. Engel
Adam J. Engel
President, Chief Financial Officer and Director

Pursuant  to  the  requirements  of the Securities Exchange Act of 1934, as amended,  this  Amendment No. 1 to Annual Report has been signed by the following persons on behalf of  the  registrant  and  in  the  capacities  and  on  the  dates  indicated.

Signature	Title	Date

/s/ Adam J. Engel	President Chief Executive Officer Chief	October 13, 2009
Adam J. Engel	Financial Officer, Secretary, Treasurer and director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Zevotek, Inc.
Nutley, NJ 07110

We have audited the accompanying consolidated balance sheets of Zevotek, Inc. (the "Company") as of June 30, 2009 and 2008 and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zevotek, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note B to the accompanying consolidated financial statements, the Company has suffered recurring losses and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
Certified Public Accountants

New York, New York
October 13, 2009

PART 1:                 FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ZEVOTEK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2009	2008
ASSETS
Current assets:
Cash	$-	$6,755
Prepayment	17,000	-
Other receivable	-	30,345
Total current assets	17,000	37,100

Other assets:
Licensing agreement	40,000	-
Total assets	$57,000	$37,100

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,232,271	$1,277,385
Advances payable	44,000	-
Convertible notes payable and demand notes (net of debt discount of $166,595 and $300,964 as of June 30, 2009 and 2008, respectively)	134,139	46,159
Customer deposits	24,351	24,351
Total current liabilities	1,434,761	1,347,895

Long term portion of convertible notes payable (net of debt discount of $167,232 and $0 as of June 30, 2009 and 2008, respectively)	39,664	-

Deficiency in stockholders' equity:
Series A Preferred stock, $0.00001 par value; 10,000,000 shares authorized; 50,000 shares issued and outstanding as of June 30, 2009 and 2008	1	1
Series B Preferred stock, $0.00001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of June 30, 2009 and 2008	10	10
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 176,092,373 and 3,784,920 shares issued and outstanding as of June 30, 2009 and 2008, respectively	1,761	38
Common stock to be issued	30	-
Treasury stock, 40,000 and 0 shares as of June 30, 2009 and 2008, respectively	-	-
Additional paid in capital	2,726,796	2,013,381
Accumulated deficit	(4,146,023)	(3,324,225)
Total deficiency in stockholders' equity	(1,417,425)	(1,310,795)

Total liabilities and deficiency in stockholders' equity	$57,000	$37,100

The accompanying notes are an integral part of the consolidated financial statements.

ZEVOTEK, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2009	2008
REVENUES:
Sales	$-	$272,926
Cost of sales	-	198,577
Gross profit	-	74,349

OPERATING EXPENSES:
Selling, general and administrative	320,050	2,079,222

Loss from operations	(320,050)	(2,004,873)

OTHER INCOME (EXPENSE):
Interest, net	(76,763)	(20,936)
Amortization	(424,985)	-

Net loss before provision for income taxes	(821,798)	(2,025,809)

Income taxes	-	-

NET LOSS	$(821,798)	$(2,025,809)

Net loss per common share, basic and fully diluted	$(0.02)	$(0.91)

Weighted average number of common shares outstanding, basic and fully diluted	45,456,522	2,235,822

The accompanying notes are an integral part of these consolidated financial statements.

ZEVOTEK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Two Years Ended June 30, 2009

	Preferred stock
	Series A		Series B		Common stock		Common Stock To	Treasury stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2007	50,000	$1	-	$-	1,430,260	$14	$-	-	$-	$814,834	$(1,298,416)	$(483,567)
Common stock issued for services rendered	-	-	-	-	1,994,780	20	-	-	-	845,540	-	845,560
Fair value of Beneficial conversion feature	-	-	-	-	-	-	-	-	-	314,049		314,049
Conversion of debt for Series B Preferred stock	-	-	1,000,000	10	-	-	-	-	-	21,018		21,028
Conversion of debt for common stock	-	-	-	-	359,880	4	-	-	-	17,940		17,944
Net loss	-	-	-	-	-	-	-	-	-	-	(2,025,809)	(2,025,809)
Balance, June 30, 2008	50,000	1	1,000,000	10	3,784,920	38	-	-	-	2,013,381	(3,324,225)	(1,310,795)
Common stock issued for services rendered	-	-	-	-	23,057,514	231	-	-	-	188,992	-	189,223
Common stock issued for previously incurred debt					1,553,939	15		-		6,135	-	6,150
Common stock issued for licensing agreement	-	-	-	-	50,000,000	500	-	-	-	39,500	-	40,000
Conversion of debt and accrued interest for common stock	-	-	-	-	97,696,000	977	30	-	-	20,939	-	21,946
Common stock issued and held in treasury	-	-	-	-	-	-	-	40,000	-	-	-	-
Fair value of Beneficial conversion feature	-	-	-	-	-	-	-	-	-	457,849	-	457,849
Net loss	-	-	-	-	-	-	-	-	-	-	(821,798)	(821,798)
BALANCE, June 30, 2009	50,000	$1	1,000,000	$10	176,092,373	$1,761	$30	40,000	$-	$2,726,796	$(4,146,023)	$(1,417,425)

The accompanying notes are an integral part of the consolidated financial statements.

ZEVOTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2008 and 2009

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(821,798)	$(2,025,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	189,223	845,560
Amortization of beneficial conversion feature	424,985	13,085
Bad debt allowance	30,345	(27,761)
Note issued to related party for services	-	50,000
(Increase) decrease in:
Prepayments	(17,000)	-
Accounts receivable	-	822
Other assets	-	10,789
(Decrease) increase in:
Accounts payable and accrued expenses	(38,964)	807,024
Customer deposits	-	10,456
Net cash used in operating activities:	(233,209)	(315,834)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable	44,000	-
Proceeds from loans	182,454	322,500
Net cash provided by financing activities	226,454	322,500

Net (decrease) increase in cash and cash equivalents	(6,755)	6,666
Cash and cash equivalents, beginning of year	6,755	89

Cash and cash equivalents, end of year	$-	$6,755

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid	$-	$7,851
Taxes paid	$-	$-
Common stock issued for services rendered	$189,223	$845,560
Common stock issued in exchange for debt	$28,096	$17,944
Common stock issued for licensing agreement	$40,000	$-
Debt converted for 1,000,000 Series B preferred shares	$-	$21,026

The accompanying notes are an integral part of the consolidated financial statements.

ZEVOTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

General

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Reverse Stock Split

Effective June 26, 2008, the Company authorized for its common stock a 50:1 reverse stock split Also, par value for the Preferred Stock and Common stock was changed to $.00001 per share All preferred and common stock and related information have been retroactively restated.

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

Consideration Paid to Customers

The Company offers our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. We account for these incentives in accordance with Emerging Issues Task Force Issue No. 0 1-9, Accounting for Consideration Given by a Vendor to a Customer, ("EITF 0 1-9"). Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales. No customer incentives are included in sales for the years ended June 30, 2009 and 2008.

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

Inventories consist of finished products available for sale to distributors and customers. At June 30, 2009 and 2008 Finished Goods inventory was $0.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. As of June 30, 2009 and 2008 the allowance for doubtful accounts was $0.

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

Advertising

The Company follows SOP 93-7 whereby charging the costs of advertising to expenses as incurred. The Company charged $0 and $22,238 to operations for the years ended June 30, 2009 and 2008, respectively.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective August 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ended June 30, 2009.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for years ended June 30, 2009 and 2008, respectively.

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for the period ended June 30, 2006 the Company has adopted SFAS 123 (R) which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock- based compensation to employees. The Company made no employee stock-based compensation grants before June 30, 2007 and during the years ended June 30, 2009 and 2008; therefore has no unrecognized stock compensation related liabilities or expense unvested or vested.

Loss per Share

The Company follows Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”) “Earnings per Share”. Basic and diluted earnings (loss) per share amounts are computed based on net income (loss) divided by the weighted average number of common shares outstanding. Potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 4,876,529,035 and 347,494,370, respectively at June 30, 2009 and 2008, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Liquidity

As shown in the accompanying financial statements, the Company’s current liabilities exceed its current assets by $1,417,761 as of June 30, 2009. The Company has incurred a net loss of $821,798 and used $233,209 in cash flows for operations during the year ended June 30, 2009.

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

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The Company is currently evaluating the impact, if any, adopting EITF Issue No. 07-5 will have on its consolidated financial condition or results of operations.

In June 2008, the FASB ratified the consensus on EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF Issue No.08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The guidance provided by EITF Issue No. 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. The Company’s adoption of EITF Issue No. 08-4 is not anticipated to have a material effect on its consolidated financial condition or results of operations.

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements. FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the consolidated balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company is required to adopt SFAS 165 prospectively to both interim and annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification, (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE B - GOING CONCERN MATTERS

The accompanying consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, for the years ended June 30, 2009 and 2008, the Company had incurred losses of $821,798 and $2,025,809, respectively. At June 30, 2009, the Company had a working capital deficit of $1,417,761 and accumulated losses of $4,146,023. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company is actively pursuing additional equity financing through discussions with private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing. If operations and cash flows improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its services and additional equity investment in the Company. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE C- OTHER RECEIVABLES AND FINANCING AGREEMENT

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

Other receivables of $0 and $30,345 at June 30, 2009 and 2008 consisted of Star Funding’s holdbacks on product sales. The holdback is designed to allow the Company to receive the holdback cash after customer refunds and charge-backs are cleared.

NOTE D – LICENSING AGREEMENT AND DISTRIBUTION AGREEMENT

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

In addition, the Agreement also provides for the retention of Ryu as a non-exclusive independent contractor sales representative to obtain purchase orders for the Licensed Products on our behalf  In consideration for his consulting services, we agreed to issue Ryu 750,000 shares of Common Stock for each $100,000 in gross sales of the Licensed Product by Ryu (or any Sales Associate hired by him) on or before February 28, 2010 up to a maximum of 75,000,000 shares of Common Stock (collectively, the “Incentive Shares”).  The Incentive Shares shall not vest unless Ryu (or any Sales Associate hired by him) shall have collectively procured gross sales of $5,000,000 for the Licensed Products on or before February 28, 2010 (the “Target”).  If Ryu fails to achieve the Target, such Incentive Shares shall be null and void and of no further force and effect.  In addition to the Incentive Shares, we also agreed to pay Ryu a commission at the rate 50% of all Net Profits (as defined on the Agreement) recognized by us on sales of the Licensed Products made by Ryu (or Sales Associates hired by Ryu) on our behalf during the period of this Agreement.

On April 29, 2009 the Company entered into a Distribution Agreement with a German distributor pursuant to which the Company granted such distributor the exclusive right (subject to minimum sales in the first year) to advertise, market and sell our ionic bulb product in Germany, Austria, Switzerland, Liechtenstein, Czech Republic, Slovakia, Hungary, Romania and Poland (the “Territory”).  Upon satisfactory sales of an initial order (in dealer’s reasonable discretion) of 5,000 units of the Company’s ionic bulb product, the distributor agreed to purchase 5,000 units of the Company’s ionic bulb product per month during the first year of the contact to maintain exclusive status in the Territory.  The Company also granted distributor a license to use certain marketing material to advertise and sell the ionic bulb product.  Such distributor also agreed to maintain general and product liability insurance in an amount of at least $1,000,000 and agreed to name us as an additional insured under such policy.  The term of the agreement is for one year and will be automatically renewed for successive 1 year periods if the minimum quantities (5,000/month and 60,000/year) are met.

NOTE E- ACCOUNTS PAYABLE AND LIABILITIES

Accounts payable and accrued liabilities are as follows:

	June 30, 2009	June 30, 2008
Accounts payable	$195,181	$168,926
Accrued professional fees	100,000	373,186
Accrued payroll and payroll taxes	799,280	630,340
Other accrued liabilities	137,810	104,933

Total	$1,232,271	$1,277,385

NOTE F - CONVERTIBLE NOTES PAYABLE AND DEMAND NOTES

	June 30, 2009	June 30, 2008
Notes Payable to Interstellar Holdings, LLC.
Demand promissory note (a)	$-	$24,569
Convertible term note (b)	87,013	116,765
Convertible term note ( c )	155,789	155,789
Convertible term note (d)	50,000	50,000
Convertible term note (e)	92,924	-
Convertible term note (f)	113,972	-
Convertible term note (g)	7,932	-
Subtotal	507,630	347,123
Less: Discount on Debt	(333,827)	(300,964)
	173,803	46,159
Less: current portion	(134,139)	(46,159)
Long term debt	$39,664	$-

a)	On November 10, 2008, the Company entered into a demand promissory note for the principal amount of $24,569 bearing interest at 10% per annum.
b)
On May 14, 2008, the Company entered into a convertible term note bearing interest at 10% per annum with a maturity date of May 14, 2010.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

c)
On May 27, 2008, the Company entered into a convertible term note bearing interest at 10% per annum with a maturity date of May 27, 2010.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

d)
On January 1, 2008, Company entered into a convertible term note for the principal amount of $50,000 bearing interest at 7% per annum with a maturity date of June 30, 2008.  This note is convertible into common stock at 90% of the common stock closing price at June 30, 2008, or approximately 370,000 shares of common stock.  The Company is in default of payment of principal and interest on the note and the Company is in discussions with the note holder about amending the conversion terms to cure the default.

e)
On January 8, 2009, the Company entered into a convertible term note bearing interest at 10% per annum with a maturity date of January 8, 2011.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

f)
On March 9, 2009, the Company entered into a convertible term note bearing interest at 10% per annum with a maturity date of March 9, 2011.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).
g) Of the convertible term notes entered into on May 14, 2008, certain notes having a principal amount of $7,932 as of June 30, 2009 were not amended with respect to their conversion price and, at any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.001 per share (see below).

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $314,049 of the proceeds, which was equal to the intrinsic value of the imbedded beneficial conversion feature at the time, to additional paid in capital and a discount against the Notes issued during the year ended June 30, 2008. The debt discount attributed to the beneficial conversion feature was originally amortized over the Notes maturity period (two years) as interest expense, adjusted for conversion of debt to common stock. In January 2009 through March 2009, the Company restructured certain Notes to a conversion rate of $0.0001 per share with a two year term and accordingly fully amortized the remaining debt discount of $206,160. In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company recognized and measured an aggregate of $457,849 of the proceeds, which is equal to the intrinsic value of the imbedded amended beneficial conversion feature, to additional paid in capital and a discount against the Notes issued during the year ended June 30, 2009. The remaining debt discount attributed to the original beneficial conversion feature was expensed at the time the Notes were amended and the $457,849 assigned to the amended beneficial conversion feature is being amortized over the Notes maturity period.  During the year ended June 30, 2009, amortization related to the beneficial conversion feature was $424,985.

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

The Company designated and issued 1,000,000 shares of Series B Preferred Stock.  On May 14, 2008 the Company and an unrelated third party entered into an exchange agreement under which the third party note holder exchanged a $21,026 promissory note for 1,000,000 shares of Series B Preferred Stock.   Each share of Series B Preferred Stock is entitled to 5,000 votes on all matters submitted to the stockholders of the Company.

Common stock

The Company effectuated a 1 for 50 reverse stock split on June 26, 2008. All common stock and related information has been retroactively restated. In addition, contemporaneously with the stock split the Company increased its authorized Common stock, par value $0.00001 to 1,000,000,000 shares. Prior to this date, the authorized shares were 200,000,000 shares.

At June 30, 2009 and 2008, common shares issued and outstanding were 176,092,373 and 3,784,920, respectively.

On September 11, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 21,450,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of June 30, 2009, 429,000 shares have been issued under this 2007 Plan.

On December 13, 2007, the Company adopted its 2007 Stock Incentive Plan No. 2. (the “2007 Plan #2”). The Company is permitted to issue up to 17,994,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of June 30, 2009, 359,880 shares have been issued under this 2007 Plan #2.

On February 21, 2008 the Company adopted its 2008 Stock Incentive Plan. The Company is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of June 30, 2009, 1,347,251 shares have been issued under this Plan.

On February 21, 2008 the Company adopted its 2008 California Stock Incentive Plan. The Company is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of June 30, 2009, 24,425,190 shares have been issued under this Plan.

During the year ending June 30, 2008, the Company issued 1,994,780 shares of common stock, valued at $845,560 for services and expenses. The Company converted debt and accrued interest of $17,944 into 359,880 shares of common stock in May and June 2008.

During the year ended June 30, 2009, the Company issued 23,057,514 shares of common stock for services valued at $189,223, converted $21,946 of debt and accrued interest into 97,696,000 issued shares of common stock and 3,000,000 shares of common stock to be issued as of June 30, 2009.

During the year ended June 30, 2009, the Company issued 1,553,939 shares of common stock for $6,150 in accounts payable and 50,000,000 shares for an exclusive licensing agreement (see note D above).

Treasury Stock

As of June 30, 2009 and 2008, the Company had 40,000 and 0 shares of common stock held in treasury, respectively, that are carried at $0 based on a $0.00001 par value.

NOTE H - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimate that at June 30, 2009, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $2.5 million expiring by the year 2028, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of June 30, 2009 are as follows:

Net operating loss carry forward	$1,600,000
Valuation allowance	(1,600,000)
Net	$0

The Company has not filed their federal or state income tax returns for fiscal years ended June 30, 2006, 2007, 2008 and 2009.

NOTE I - STOCK OPTIONS AND WARRANTS

During the years ended June 30, 2009 and 2008, the Company did not issue any stock warrants.

In July 2006, the Company sold 5,700 shares of its Common stock at a net average of $0.925 per share. As part of the sale of Common stock the Company issued 5,700 warrants to purchase its Common stock at a price of $25.00 per share expiring 2 years from the date of issuance being July 2008.

On December 13, 2007, the Company agreed to grant Mr. Engel options to purchase 72,000 shares of common stock, which options would vest at a rate of 2,000 shares per month. These options have not yet been deemed granted.

NOTE J - COMMITMENTS AND CONTINGENCIES

Employment Agreement

On December 13, 2007, the Company entered into an employment agreement with Adam Engel pursuant to which the Company employs Mr. Engel as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. The agreement is for an initial term of three years and provides for an annual base salary during the term of the agreement of $120,000, payable either in cash or stock. The Company also agreed to grant Mr. Engel options to purchase 72,000 shares of Company common stock with an exercise price of $0.25 per share (which price shall not be less than 85% of the “fair market value” of the Company’s common stock on the date of grant), which options would vest at a rate of 2,000 shares per month. These options have not yet been granted. In addition to salary and benefit provisions, the agreements include defined commitments should we terminate his employment without cause and 24 month non-compete/non solicitation terms.  As of June 30, 2009, the Company owes $155,393 in unpaid salary.

U.S. Federal Trade Commission Settlement

On March 26, 2007, the Company received a letter from the U.S. Federal Trade Commission (“FTC”) whereby the Company was informed that the FTC was conducting an investigation into advertising claims made for the Company’s weight loss product known as “Slim Coffee.”  The purpose of the investigation was to determine whether the Company, in connection with its sales of Slim Coffee, engaged in unfair or deceptive acts or practices and false advertising. The FTC threatened to file a complaint in the United States District Court, Southern District of New York, alleging false advertising, unless the Company and the FTC could reach a satisfactory resolution to the matter.  A negotiated settlement has been reached with the FTC under which the Company, its officers and directors did not admit any wrongdoing.  On January 10, 2008, pursuant to a stipulated final judgment and order, the United States District Court, Southern District of New York, entered a final judgment and order against the Company in the amount of $923,910.  The full amount of the judgment, and payment of any portion of it is suspended and cannot be reinstated so long as (a) the Company abides by the reporting and monitoring requirements of the judgment, (b) does not make false advertising claims in connection with any of its products in the future, and (c) its past financial disclosures to the FTC were materially accurate. Company to comply with terms of the stipulation and do not anticipate incurring a liability for the judgment, however there can be no assurance of compliance.  Should Company fail to comply with the FTC’s final judgment, this could have a material adverse on Companies business, financial condition and results of operations.

Royalty commitment and Agreement Termination

On May 18, 2007, the Company entered into a Consulting, License and Supply Agreement with Jason Ryu, pursuant to which the Company licensed the right to market and sell a fluorescent light bulb that contains an air purifying microchip ion emitter from Mr. Ryu. In exchange for this license the Company agreed to pay Mr. Ryu a royalty of $0.20 per unit for the first 1.5 million units sold by the Company and the lesser of $0.15 per unit or 5% of manufacturing costs for all additional units. The initial term of this agreement was for two years and was to be automatically be renewed for subsequent two year periods if at least 5 million units are old by the Company during each period. Within ninety days from the date of this Agreement, the Company was required to place an order not less than 100,000 units and at least 600,000 units each quarter thereafter.  Mr. Ryu sent notice to the Company that license agreement shall continue on a non-exclusive basis.

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

In addition, the Agreement also provides for the retention of Ryu as a non-exclusive independent contractor sales representative to obtain purchase orders for the Licensed Products on companies behalf  In consideration for his consulting services, Company agreed to issue Ryu 750,000 shares of Common Stock for each $100,000 in gross sales of the Licensed Product by Ryu (or any Sales Associate hired by him) on or before February 28, 2010 up to a maximum of 75,000,000 shares of Common Stock (collectively, the “Incentive Shares”).  The Incentive Shares shall not vest unless Ryu (or any Sales Associate hired by him) shall have collectively procured gross sales of $5,000,000 for the Licensed Products on or before February 28, 2010 (the “Target”).  If Ryu fails to achieve the Target, such Incentive Shares shall be null and void and of no further force and effect.  In addition to the Incentive Shares, Company also agreed to pay Ryu a commission at the rate 50% of all Net Profits (as defined on the Agreement) recognized by Company on sales of the Licensed Products made by Ryu (or Sales Associates hired by Ryu) on Companies behalf during the period of this Agreement.

Distribution Agreement

On April 29, 2009 the Company entered into a Distribution Agreement with a German distributor pursuant to which the Company granted such distributor the exclusive right (subject to minimum sales in the first year) to advertise, market and sell our ionic bulb product in Germany, Austria, Switzerland, Liechtenstein, Czech Republic, Slovakia, Hungary, Romania and Poland (the “Territory”).  Upon satisfactory sales of an initial order (in dealer’s reasonable discretion) of 5,000 units of the Company’s ionic bulb product, the distributor agreed to purchase 5,000 units of the Company’s ionic bulb product per month during the first year of the contact to maintain exclusive status in the Territory.  The Company also granted distributor a license to use certain marketing material to advertise and sell the ionic bulb product.  Such distributor also agreed to maintain general and product liability insurance in an amount of at least $1,000,000 and agreed to name us as an additional insured under such policy.  The term of the agreement is for one year and will be automatically renewed for successive 1 year periods if the minimum quantities (5,000/month and 60,000/year) are met.

Payroll Taxes

At June 30, 2009, the Company is delinquent with filing and remitting payroll taxes of approximately $81,000 including estimated penalties and interest related to payroll taxes withheld since April 2007. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Sales Taxes

At June 30, 2009, the Company is delinquent with remitting sales taxes of approximately $16,413, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

NOTE K - FAIR VALUE MEASUREMENT

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” on July 1, 2008.  SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.  SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to the beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, prepayments, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The following table sets forth the Company’s short investments as of June 30, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Assets:
License agreement	$-	$-	$40,000	$40,000
Liabilities:
Advances payable	$-	$(44,000)	$-	$(44,000)
Convertible notes payable	$-	$(173,803)	$-	$(173,803)

NOTE L – SUBSEQUENT EVENTS

In accordance with SFAS No. 165, the Company has evaluated Subsequent Events through the date of this filing (October 13, 2009).

Since June 30, 2009, the Company issued an aggregate of 74,493,434 shares of common stock to consultants for services rendered.

Since June 30, 2009, the Company issued an aggregate of 453,299,500 shares of common stock upon conversion of convertible promissory notes, including the 3,000,000 shares to be issued as of June 30, 2009.

In September 2009, the Company and Star Funding agreed to terminate their Supply Agreement and Factoring Agreement, effective at the end of the initial term on October 23, 2009.  The parties agreed to exchange mutual releases in connection with the termination.

On September 15, 2009, Company board of directors adopted the 2009 Stock Incentive Plan.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 136,715,000 shares, subject to adjustment.

On September 15, 2009, Company board of directors adopted the 2009 California Stock Incentive Plan.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 136,715,000 shares, subject to adjustment.