Form 10-Q
period 2009-09-30
Zevotek, Inc
filed 2009-11-16
CIK 1364208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of November 11, 2009, 1,173,461,407 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐  No  ☒

__________________
Quarterly Report on Form 10-Q for the
Quarterly Period Ended September, 2009

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2009	2
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2009 and 2008 (unaudited):	3
Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity for Period June 30, 2008 to September 30, 2009 (unaudited):	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2009 and 2008 (unaudited):	5
Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2009:	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4 Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 1A Risk Factor	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults upon Senior Securities	24
Item 4. Submission of matters to a vote of security holders	24
Item 5. Other information	24
Item 6. Exhibits	25

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART 1:	FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
ZEVOTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2009	2009
	(unaudited)

ASSETS

Current assets:
Cash	$66	$-
Prepayment	-	17,000
Total current assets	66	17,000

Other assets:
Licensing agreement	40,000	40,000
Total assets	$40,066	$57,000

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,249,457	$1,232,271
Advances payable	62,827	44,000
Convertible notes payable and demand notes (net of debt discount of $119,484 and $166,595 as of September 30, 2009 and June 30, 2009, respectively)	142,010	134,139
Customer deposits	24,351	24,351
Total current liabilities	1,478,645	1,434,761

Long term portion of convertible notes payable (net of debt discount of $179,612 and $167,232 as of September 30, 2009 and June 30, 2009, respectively)	71,284	39,664

Deficiency in stockholders' equity:
Series A Preferred stock, $0.00001 par value; 10,000,000 shares authorized; 50,000 shares issued and outstanding as of September 30, 2009 and June 30, 2009.	1	1
Series B Preferred stock, $0.00001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2009 and June 30, 2009	10	10
Common stock, $0.00001 par value, 1,000,000,000 shares authorized; 670,885,307 and 176,092,373 shares issued and outstanding as of September 30, 2009 and June 30, 2009, respectively	6,709	1,761
Common stock to be issued	-	30
Treasury stock, 40,000 shares as of September 30, 2009 and June 30, 2009	-	-
Additional paid in capital	2,923,701	2,726,796
Accumulated deficit	(4,440,284)	(4,146,023)
Total deficiency in stockholders' equity	(1,509,863)	(1,417,425)

Total liabilities and deficiency in stockholders' equity	$40,066	$57,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2009	2008
REVENUES:
Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

OPERATING EXPENSES:
Selling, general and administrative	201,785	160,902

Loss from operations	(201,785)	(160,902)

OTHER (EXPENSE):
Interest, net	(13,745)	(11,390)
Amortization	(78,731)	________(37,910)
	(92,476)	(49,300)
Net loss before provision for income taxes	(294,261)	(210,202)

Income taxes	-	-

NET LOSS	$(294,261)	$(210,202)

Net loss per common share, basic and fully diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding, basic and fully diluted	330,180,884	9,567,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from June 30, 2008 to September 30, 2009
(UNAUDITED)

	Preferred stock						Common			Additional
	Series A		Series B		Common stock		Stock To	Treasury stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2008	50,000	$1	1,000,000	$10	3,784,920	$38	$-	-	$-	$2,013,381	$(3,324,225)	$(1,310,795)
Common stock issued for services rendered	-	-	-	-	23,057,514	231	-	-	-	188,992	-	189,223
Common stock issued for previously incurred debt					1,553,939	15		-		6,135	-	6,150
Common stock issued for licensing agreement	-	-	-	-	50,000,000	500	-	-	-	39,500	-	40,000
Conversion of debt and accrued interest for common stock	-	-	-	-	97,696,000	977	30	-	-	20,939	-	21,946
Common stock issued and held in treasury	-	-	-	-	-	-	-	40,000	-	-	-	-
Fair value of Beneficial conversion feature	-	-	-	-	-	-	-	-	-	457,849	-	457,849
Net loss	-	-	-	-	-	-	-	-	-	-	(821,798)	(821,798)
BALANCE, June 30, 2009	50,000	$1	1,000,000	$10	176,092,373	$1,761	$30	40,000	$-	$2,726,796	$(4,146,023)	$(1,417,425)
Common stock issued for services rendered	-	-	-	-	74,493,434	745	-	-	-	115,348	-	116,093
Conversion of debt and accrued interest for common stock	-	-	-	-	420,299,500	4,203	(30)	-	-	37,557	-	41,730
Fair value of Beneficial conversion feature	-	-	-	-	-	-	-	-	-	44,000	-	44,000
Net loss	-	-	-	-	-	-	-	-	-	-	(294,261)	(294,261)
BALANCE, September 30, 2009	50,000	$1	1,000,000	$10	670,885,307	$6,709	$-	40,000	$-	$2,923,701	$(4,440,284)	$(1,509,863)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2009 and 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(294,261)	$(210,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	116,093	80,000
Amortization of beneficial conversion feature	78,731	37,910
(Increase) decrease in:
Prepayments	17,000	-
Other assets	-
(Decrease) increase in:
Accounts payable and accrued expenses	19,676	21,245
Net cash used in operating activities:	(62,761)	(71,047)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable	62,827	-
Proceeds from loans	-	65,000
Net cash provided by financing activities	62,827	65,000

Net increase (decrease) in cash and cash equivalents	66	(6,047)

Cash and cash equivalents, beginning of year	-	6,755

Cash and cash equivalents, end of year	$66	$708

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid	$-	$-
Taxes paid	$-	$-
Common stock issued for services rendered	$116,093	$80,000
Exchange of convertible debenture for advances payable	$44,000	$-
Debt and accrued interest converted for shares of common stock	$41,730	$10,324

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Revenue Recognition

The Company recognizes revenue from product sales  based on four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Consideration Paid to Customers

The Company offers our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales. No customer incentives are included in sales for the three months ended September 30, 2009 and 2008.

Use of Estimates

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

The Company translates the foreign currency assets and liabilities at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency translation gains and losses are included in the statement of operations.

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

Inventories consist of finished products available for sale to distributors and customers. At September 30, 2009 and June 30, 2009 Finished Goods inventory was $0.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. As of September 30, 2009 and June 30, 2009 the allowance for doubtful accounts was $0.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less disposal costs.

Advertising

The Company charges the costs of advertising to expenses as incurred. The Company charged $0 to operations for the three months ended September 30, 2009 and 2008, respectively.

Research and Development

All research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for three months ended September 30, 2009 and 2008, respectively.

Stock Based Compensation

The Company made no employee stock-based compensation grants before June 30, 2007, during the years ended June 30, 2009 and 2008 and during the three months ended September 30, 2009; therefore has no unrecognized stock compensation related liabilities or expense unvested or vested.

Loss per Share

Basic and diluted earnings (loss) per share amounts are computed based on net income (loss) divided by the weighted average number of common shares outstanding. Potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 5,022,012,998 and 347,494,370, respectively at September 30, 2009 and 2008, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company’s current liabilities exceed its current assets by $1,478,579 as of September 30, 2009. The Company has incurred a net loss of $294,261 and used $62,761 in cash flows for operations during the three months ended September 30, 2009.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Recent accounting pronouncements

New Accounting Requirements and Disclosures

Accounting Standards Codification and GAAP Hierarchy — Effective for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification and related disclosure requirements issued by the FASB became the single official source of authoritative, nongovernmental GAAP. The ASC simplifies GAAP, without change, by consolidating the numerous, predecessor accounting standards and requirements into logically organized topics. All other literature not included in the ASC is non-authoritative. We adopted the ASC as of September 30, 2009, which did not have any impact on our results of operations, financial condition or cash flows as it does not represent new accounting literature or requirements.  All references to pre-codified U.S. GAAP have been removed from this Form 10Q.

Determining Fair Value in Inactive Markets — Effective for interim and annual periods beginning after June 15, 2009, GAAP established new accounting standards for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and the identifying transactions are not orderly. The new standards apply to all fair value measurements when appropriate. Among other things, the new standards:

•	affirm that the objective of fair value, when the market for an asset is not active, is the price that would be received in a sale of the asset in an orderly transaction;

•	clarify certain factors and provide additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active;

•
provide that a transaction for an asset or liability may not be presumed to be distressed (not orderly) simply because there has been a significant decrease in the volume and level of activity for the asset or liability, rather, a company must determine whether a transaction is not orderly based on the weight of the evidence, and provide a non-exclusive list of the evidence that may indicate that a transaction is not orderly; and

•
require disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and any change in valuation technique (and the related inputs) resulting from the application of the standard, including quantification of its effects, if practicable.

These new accounting standards must be applied prospectively and retrospective application is not permitted. See Note K for disclosure of our fair value measurements.

Financial Instruments — Effective for interim and annual periods ending after June 15, 2009, GAAP established new disclosure requirements for the fair value of financial instruments in both interim and annual financial statements. Previously, the disclosure was only required annually. We adopted the new requirements as of September 30, 2009, which resulted in no change to our accounting policies, and had no effect on our results of operations, cash flows or financial position, but did result in the addition of interim disclosure of the fair values of our financial instruments. See Note 4 for disclosure of the fair value of our debt.

Subsequent Events — Effective for interim and annual periods ending after June 15, 2009, GAAP established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new requirements do not change the accounting for subsequent events; however, they do require disclosure, on a prospective basis, of the date an entity has evaluated subsequent events. We adopted these new requirements as of September 30, 2009, which had no impact on our results of operations, financial condition or cash flows.

Consolidation— Effective for interim and annual periods beginning after November 15, 2009, with earlier application prohibited, GAAP amends the current accounting standards for determining which enterprise has a controlling financial interest in a VIE and amends guidance for determining whether an entity is a VIE. The new standards will also add reconsideration events for determining whether an entity is a VIE and will require ongoing reassessment of which entity is determined to be the VIE’s primary beneficiary as well as enhanced disclosures about the enterprise’s involvement with a VIE. We are currently assessing the future impact these new standards will have on our results of operations, financial position or cash flows.

Transfers and Servicing -- Effective for interim and annual periods beginning after November 15, 2009, GAAP eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. We are currently assessing the future impact these new standards will have on our results of operations, financial position or cash flows.

NOTE B - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, for the three months ended September 30, 2009, the Company incurred a net loss of $294,621. At September 30, 2009, the Company had a working capital deficit of $1,478,579 and accumulated losses of $4,440,284. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE C – LICENSING AGREEMENT AND DISTRIBUTION AGREEMENT

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

NOTE E- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities are as follows:

	September 30, 2009	June 30, 2009
	(unaudited)
Accounts payable	$171,109	$195,181
Accrued professional fees	100,000	100,000
Accrued payroll and payroll taxes	809,860	799,280
Accrued interest	54,749	43,494
Other accrued liabilities	113,739	94,316
Total	$1,249,457	$1,232,271

NOTE F - CONVERTIBLE NOTES PAYABLE AND DEMAND NOTES

	September 30, 2009	June 30, 2009
	(unaudited)
Notes Payable to Interstellar Holdings, LLC.
Convertible term note (a)	$48,773	$87,013
Convertible term note ( b )	154,789	155,789
Convertible term note (c)	50,000	50,000
Convertible term note (d)	92,924	92,924
Convertible term note (e)	113,972	113,972
Convertible term note (f)	7,932	7,932
Convertible term note (g)	44,000	-
Subtotal	512,390	507,630
Less: discount on debt	(299,096)	(333,827)
	213,294	173,803
Less: current portion	(142,010)	(134,139)
Long term debt	$71,284	$39,664

a)
On May 14, 2008, the Company entered into a convertible term note bearing interest at 10% per annum with a maturity date of May 14, 2010.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

b)
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

d)
On January 8, 2009, the Company entered into a convertible term note bearing interest at 10% per annum with a maturity date of January 8, 2011.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

e)
On March 9, 2009, the Company entered into a convertible term note bearing interest at 10% per annum with a maturity date of March 9, 2011.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

f)	Of the convertible term notes entered into on May 14, 2008, certain notes having a principal amount of $7,932 and $7,932 as of September 30, 2009 and June 30, 2009, respectively, were not amended with respect to their conversion price and, at any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.001 per share (see below).
g)	On July 28, 2009, the Company entered into a convertible term note bearing interest at 10% per annum with a maturity date of July 28, 2011. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

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

On July 28, 2009, the Company issued a $44,000 convertible note having the same terms as the amended outstanding convertible notes.  The Company recognized and measured an aggregate of $44,000 of the proceeds, which is equal to the intrinsic value of the imbedded amended beneficial conversion feature, to additional paid in capital and a discount against the note issued, with the discount being amortized over the note’s two-year term.  During the three months ended September 30, 2009 and 2008, amortization related to the beneficial conversion feature on the convertible notes was $78,731 and $37,910, respectively.

NOTE G – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of Preferred Stock of which 50,000 shares have been designated as Series A Preferred stock, par value $0.00001, and 1,000,000 shares have been designated as Series B Preferred Stock, par value $0.00001 within the limitations and restrictions stated in the Certificate of Incorporation of the Company.

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

Common stock

On October 14, 2009, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to: increase the Corporation’s authorized common stock from 1,000,000,000 shares to 5,000,000,000 shares. This amendment was unanimously approved by the Company’s board of directors and by a majority of Company stockholders by written consent.

The Company effectuated a 1 for 50 reverse stock split on June 26, 2008. All common stock and related information has been retroactively restated. In addition, contemporaneously with the stock split the Company changed the par value of its Common Stock to $0.00001.

At September 30, 2009 and June 30, 2009, common shares issued and outstanding were 670,885,307 and 176,092,373, respectively.

On September 11, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 21,450,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of September 30, 2009, 14,429,000 shares have been issued under this 2007 Plan.

On December 13, 2007, the Company adopted its 2007 Stock Incentive Plan No. 2. (the “2007 Plan #2”). The Company is permitted to issue up to 17,994,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of September 30, 2009, 359,880 shares have been issued under this 2007 Plan #2.

On February 21, 2008 the Company adopted its 2008 Stock Incentive Plan. The Company is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of September 30, 2009, 21,340,685 shares have been issued under this Plan.

On February 21, 2008 the Company adopted its 2008 California Stock Incentive Plan. The Company is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of September 30, 2009, 32,925,190 shares have been issued under this Plan.

On September 15, 2009 the Company adopted its 2009 Stock Incentive Plan. The Company is permitted to issue up to 136,715,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of September 30, 2009, no shares have been issued under this Plan.

On September 15, 2009 the Company adopted its 2009 California Stock Incentive Plan. The Company is permitted to issue up to 136,715,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of September 30, 2009, 25,000,0000 shares have been issued under this Plan.

During the three months ending September 30, 2009, the Company issued 74,493,434 shares of common stock, valued at $116,093 for services and expenses.

During the three months ended September 30, 2009, the Company converted debt and accrued interest of $41,730 into 417,299,500 shares of common stock, excluding 3,000,000 shares the Company was committed to issue as of June 30, 3009.

Treasury Stock

As of September 30, 2009 and June 30, 2009, the Company had 40,000 shares of common stock held in treasury that are carried at $0 based on a $0.00001 par value.

NOTE H - INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimate that at September 30, 2009, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $2.5 million expiring by the year 2028, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of September 30, 2009 are as follows:

Net operating loss carry forward	$1,800,000
Valuation allowance	(1,800,000)
Net	$0

The Company has not filed their federal or state income tax returns for fiscal years ended June 30, 2006, 2007, 2008 and 2009.

NOTE I - STOCK OPTIONS AND WARRANTS

During the three months ended September 30, 2009, the Company did not issue any stock warrants.  As of September 30, 2009, no warrants are outstanding.

On December 13, 2007, the Company agreed to grant Mr. Engel options to purchase 72,000 shares of common stock, which options would vest at a rate of 2,000 shares per month. These options have not yet been deemed granted.

NOTE J - COMMITMENTS AND CONTINGENCIES

Employment Agreement

On December 13, 2007, the Company entered into an employment agreement with Adam Engel pursuant to which the Company employs Mr. Engel as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. The agreement is for an initial term of three years and provides for an annual base salary during the term of the agreement of $120,000, payable either in cash or stock. The Company also agreed to grant Mr. Engel options to purchase 72,000 shares of Company common stock with an exercise price of $0.25 per share (which price shall not be less than 85% of the “fair market value” of the Company’s common stock on the date of grant), which options would vest at a rate of 2,000 shares per month. These options have not yet been granted. In addition to salary and benefit provisions, the agreements include defined commitments should we terminate his employment without cause and 24 month non-compete/non solicitation terms.  As of September 30, 2009, the Company owes $163,293 in unpaid salary.

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

Payroll Taxes

At September 30, 2009, the Company is delinquent with filing and remitting payroll taxes of approximately $83,000 including estimated penalties and interest related to payroll taxes withheld since April 2007. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Sales Taxes

At June 30, 2009, the Company is delinquent with remitting sales taxes of approximately $16,000, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

NOTE K - FAIR VALUE MEASUREMENT

Fair Value Measurements under GAAP clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy.  It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments

Level 1 - Quoted prices in active markets for identical assets or liabilities.

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

The following table sets forth the Company’s short investments as of September 30, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy.  THe table is classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Assets:
License agreement	$-	$-	$40,000	$40,000
Liabilities:
Advances payable	$-	$(62,827)	$-	$(62,827)
Convertible notes payable	$-	$(213,294)	$-	$(213,294)

NOTE L – SUBSEQUENT EVENTS

The Company has evaluated subsequent event through the date of this filing (November 16, 2009).

Since September 30, 2009, the Company issued an aggregate of 15,000,000 shares of common stock to consultants for services rendered and 7,000,000 shares to the Company’s Chief Executive Officer.

Since September 30, 2009, the Company issued an aggregate of 480,576,100 shares of common stock upon conversion of convertible promissory notes.

In September 2009, the Company and Star Funding agreed to terminate their Supply Agreement and Factoring Agreement, effective at the end of the initial term on October 23, 2009.  The parties agreed to exchange mutual releases in connection with the termination.

On October 14, 2009, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to: increase the Company’s authorized common stock from 1,000,000,000 shares to 5,000,000,000 shares. This amendment was unanimously approved by the Company’s board of directors and by a majority of its stockholders by written consent.

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

Recent Developments

In April 2009, we signed a Distribution Agreement with a German distributor pursuant to which we granted such distributor the exclusive right (subject to minimum sales in the first year) to advertise, market and sell our ionic bulb product in Germany, Austria, Switzerland, Liechtenstein, Czech Republic, Slovakia, Hungary, Romania and Poland.

On August 25, 2009 we announced that we had completed an extensive search in order to increase sales and presence in the retail markets and is close to completing a sales partnership with ELS Group LLC of Danbury, CT.  Since that announcement, we have terminated negotiations with ELS Group due to disagreements which arose during negotiations of the definitive agreement.  We are continuing our efforts to determine the most efficient and effective way to increase sales in our target markets.

In September 2009, we signed a media buying agreement with a Diray TV, a media buying agency, for buying TV airtime to advertise our ionic bulb product.

In October 2009, we signed a sales processing and warehousing agreement with Imagine Fulfillment Services to handle billing and shipping for orders of our ionic bulb product.

On October 30, 2009, we issued a press release announcing that an infomercial featuring our ionic bulb would start airing in Europe in the first week of November 2009.  Due to the backlog with our media partner the airing has been delayed.  We currently expect the infomercial to air in December 2009.

Comparison of Three Months Ended September 30, 2009 To September 30, 2008

Results of Operations

Revenue

Our sales were $0 for the three months ended September 30, 2009 and 2008.  We recently signed a distribution agreement with a European distributor and have also produced a new infomercial for our ionic bulb product and expect our sales to increase in fiscal 2010 as a result.

Cost of Sales

Our cost of sales were $0 for the three months ended September 30, 2009 and 2008.  This is attributable to the fact that we had no sales of products in the three months ended September 30, 2009 and 2008.

Gross Profit

Our gross profit was $0 for the three months ended September 30, 2009 and 2008. This is attributable to the fact that we had no sales of products in the three months ended September 30, 2009 and 2008.

Operating expenses

Operating expenses increased to $210,785 in the three months ended September 30, 2009, or approximately 25.4%, from $160,902 for the comparable period in 2008. This increase in primarily attributable to increased payments to consultants in the three months ended September 30, 2009 as compared the same period in 2008.

Net Income and Loss

Our net loss was $294,261 for the three months ended September 30, 2009 and $210,202  for the three months ended September 30, 2008. We recently began operating our business, including efforts to market and sell our products, and revenues generated were not sufficient to cover our operating costs. We are continuing our efforts to market and sell our products in order to generate a higher sales volume and unless and until such time as we generate substantially higher sales volume, we will continue realize net losses.

Our net loss per common share was ($0.00) (basic and diluted) for three months ended September 30, 2009 as compared to our ($0.02) (basic and diluted) for the three months ended September 30, 2008.

The weighted average number of outstanding shares was 330,180,884 (basic and diluted) for three months ended September 30, 2009 as compared to 9,567,700 (basic and diluted) for the three months ended September 30, 2008.

Liquidity and Capital Resources

Overview

As of September 30, 2009, we had a working capital deficit of $1,478,579.  As of June 30, 2009, we had a working capital deficit of $1,417,761. Our cash position at September 30, 2009 was $66 as compared to $0 at June 30, 2009.

For three months ended September 30, 2009, net cash used in operating activities was $62,761 consisting primarily of a net loss of $294,261, adjusted primarily for common stock issued for services of $116,093 and an amortization of beneficial conversion feature related to our convertible promissory notes of $78,731.

Cash provided by financing activities totaled $62,827 from advances payable.

We expect capital expenditures to be nominal for the year ending June 30, 2010. These anticipated expenditures are for continued investments in property and equipment used in our business and software for our accounting and information systems.

Financing

As of September 30, 2009, we have raised an aggregate of $1,319,801 in financing through the issuance debt and equity securities

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

Financing Needs

Since our inception on December 19, 2005 to September 30, 2009, we have generated revenues of $1,205,342 and have incurred a net loss of $4,440,284. It is hoped that we will begin to achieve sustainable revenues within the next 12 months, of which there can be no guarantee.  Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

The independent auditor's report on our June 30, 2009 financial statements included in our Annual Report on Form 10-K stated that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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

None.

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2009.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as previously disclosed in our quarterly report for the period ended September 30, 2009, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On March 26, 2007, Zevotek, Inc. f/k/a Diet Coffee, Inc. (the “Company”) received a letter from the U.S. Federal Trade Commission (“FTC”) whereby the Company was informed that the FTC is conducting an investigation into advertising claims made for the Company’s weight loss product known as “Slim Coffee”. The purpose of the investigation was to determine whether the Company, in connection with its sales of Slim Coffee, engaged in unfair or deceptive acts or practices and false advertising. The FTC threatened to file a complaint in the United States District Court, Southern District of New York, alleging False Advertising, unless the Company and the FTC could reach a satisfactory resolution to the matter. A negotiated settlement has been reached with the FTC under which the Company, its officers and directors did not admit any wrongdoing. On October 5, 2007, the Company executed a stipulation to a final order and judgment in the amount of $923,910. The full amount of the judgment, and payment of any portion of it is suspended and cannot be reinstated so long as the Company abides by the reporting and monitoring requirements of the judgment; does not make false advertising claims in connection with any of its products in the future; and its past financial disclosures to the FTC were materially accurate. The Company expects stipulation will be executed by the FTC and filed with the United States District Court, Southern District of New York. The Company expects to comply with terms of the stipulation and does not anticipate incurring a liability for the judgment.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2009, we issued an aggregate of 417,299,500 shares of common stock upon conversions of 10% convertible promissory notes. The aggregate principal and interest amount of these notes that were converted was $41,729.95. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5 – OTHER INFORMATION

1.           On October 14, 2009, we filed an amendment to our certificate of incorporation with the Delaware Secretary of State to: increase our authorized common stock from 1,000,000,000 shares to 5,000,000,000 shares. This amendment was unanimously approved by our board of directors and by a majority of our stockholders by written consent.  Please see our Current Report on Form 8-K dated October 14, 2009 and filed with the SEC on October 19, 2009.

2.           On October 16, 2009, Indira Tovar was duly appointed as one of our directors to fill a vacancy on our Board of Directors.  Ms. Tovar was appointed by unanimous consent of our current directors and a majority of votes of our stockholders by written consent.  After Ms. Tovar’s appointment, there remains one vacancy on our Board of Directors.  Please see our Current Report on Form 8-K dated October 16, 2009 and filed with the SEC on October 23, 2009.

3.           In November 2009, Jeff Carlson was appointed as President of our subsidiary, Ionicbulb.com, Inc.

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

ZEVOTEK, INC.

November 16, 2009	/s/ Adam J. Engel
Adam J. Engel
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial and Accounting Officer)