Form 10-Q
period 2009-12-31
Zevotek, Inc
filed 2010-02-22
CIK 1364208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________ to _________________

Commission File No.: 333-137210

ZEVOTEK, INC.
(Exact name of registrant as specified in its charter)

Delaware	05-0630427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

134 Cedar Street
Nutley, NJ 07110
  (Address of principal executive offices)

Issuer’s telephone number:   (201) 394-8684

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of February 16, 2010, 2,168,557,653 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes   ☐  No   ☒

Quarterly Report on Form 10-Q for the
Quarterly Period Ended December 31, 2009

Table of Contents

PART 1:	FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ZEVOTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2009
	(unaudited)
ASSETS

Current assets:
Cash	$122,000	$—
Accounts receivable	6,485	—
Inventory	28,520	—
Prepayments and other current assets	47,694	17,000
Total current assets	204,698	17,000

Other assets:
Security deposit	5,000	—
Licensing agreement	40,000	40,000
Total assets	$249,698	$57,000

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$818,399	$1,232,271
Advances payable	352,056	44,000
Convertible notes payable and demand notes (net of debt discount of $41,398 and $166,595 as of December 31, 2009 and June 30, 2009, respectively)	110,692	134,139
Customer deposits	24,351	24,351
Total current liabilities	1,305,498	1,434,761

Long term portion of convertible notes payable (net of debt discount of $147,151 and $167,232 as of December 31, 2009 and June 30, 2009, respectively)	101,095	39,664

Deficiency in stockholders' equity:
Series A Preferred stock, $0.00001 par value; 10,000,000 shares authorized; 50,000 shares issued and outstanding as of December 31, 2009 and June 30, 2009.	1	1
Series B Preferred stock, $0.00001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of December 31, 2009 and June 30, 2009	10	10
Common stock, $0.00001 par value, 5,000,000,000 shares authorized; 1,838,739,471 and 176,092,373 shares issued and outstanding as of December 31, 2009 and June 30, 2009, respectively	18,388	1,761
Common stock to be issued	—	30
Treasury stock, 40,000 shares as of December 31, 2009 and June 30, 2009	—	—
Additional paid in capital	3,590,626	2,726,796
Accumulated deficit	(4,765,920)	(4,146,023)
Total deficiency in stockholders' equity	(1,156,895)	(1,417,425)
Total liabilities and deficiency in stockholders' equity	$249,698	$57,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
REVENUES:
Sales	$5,077	$—	$5,077	$—

Cost of sales	1,521	—	1,521	—

Gross profit	3,556	—	3,556	—

OPERATING EXPENSES:
Selling	86,571	—	86,571	3,800
General and administrative	121,246	159,164	323,031	316,266
Total operating expense	207,817	159,164	409,602	320,066

Loss from operations	(204,261)	(159,164)	(406,046)	(320,066)

OTHER (EXPENSE):
Interest, net	(10,827)	(11,734)	(24,572)	(23,124)

Amortization	(110,548)	(48,233)	(189,279)	(86,143)

Total other expense	(121,375)	(59,967)	(213,851)	(109,267)
Net loss before provision for income taxes	(325,636)	(219,131)	(619,897)	(429,333)

Income taxes	—	—	—	—

NET LOSS	$(325,636)	$(219,131)	$(619,897)	$(429,333)

Net loss per common share, basic and fully diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Weighted average number of common shares outstanding, basic and fully diluted	670,885,307	15,540,950	500,533,096	12,525,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from June 30, 2008 to December 31, 2009
(UNAUDITED)

	Preferred stock						Common			Additional
	Series A		Series B		Common stock		Stock To	Treasury stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2008	50,000	$1	1,000,000	$10	3,784,920	$38	$—	—	$—	$2,013,381	$(3,324,225)	$(1,310,795)
Common stock issued for services rendered	—	—	—	—	23,057,514	231	—	—	—	188,992	—	189,223
Common stock issued for previously incurred debt	—	—	—	—	1,553,939	15	—	—	—	6,135	—	6,150
Common stock issued for licensing agreement	—	—	—	—	50,000,000	500	—	—	—	39,500	—	40,000
Conversion of debt and accrued interest for common stock	—	—	—	—	97,696,000	977	30	—	—	20,939	—	21,946
Common stock issued and held in treasury	—	—	—	—	—	—	—	40,000	—	—	—	—
Fair value of Beneficial conversion feature	—	—	—	—	—	—	—	—	—	457,849	—	457,849

Net loss	—	—	—	—	—	—	—	—	—	—	(821,798)	(821,798)
BALANCE, June 30, 2009	50,000	$1	1,000,000	$10	176,092,373	$1,761	$30	40,000	$—	$2,726,796	$(4,146,023)	$(1,417,425)
Common stock issued for services rendered	—	—	—	—	100,529,798	1,006	—	—	—	182,960	—	183,966
Common stock issued for accrued expenses	—	—	—	—	30,000,000	300	—	—	—	489,449	—	489,749
Conversion of debt and accrued interest for common stock	—	—	—	—	1,525,117,300	15,251	(30)	—	—	136,991	—	152,212
Common stock issued for officer’s compensation	—	—	—	—	7,000,000	70	—	—	—	10,430	—	10,500
Fair value of Beneficial conversion feature	—	—	—	—	—	—	—	—	—	44,000	—	44,000

Net loss	—	—	—	—	—	—	—	—	—	—	(619,897)	(619,897)
BALANCE, December 31, 2009	50,000	$1	1,000,000	$10	1,838,739,471	$18,388	$—	40,000	$—	$3,590,626	$(4,765,920)	$(1,156,895)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2009 and 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(619,897)	$(429,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	183,966	80,000
Common stock issued for officer’s compensation	10,500	—
Amortization of beneficial conversion feature	189,279	86,143
(Increase) decrease in:
Accounts receivable	(6,485)	—
Inventory	(28,520)	—
Prepayments	(30,694)	—
Other assets	(5,000)	—
(Decrease) increase in:
Cash overdraft	—	10
Accounts payable and accrued expenses	76,795	121,429
Net cash used in operating activities:	(230,056)	(141,751)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable	352,056	—
Proceeds from loans	—	135,000
Net cash provided by financing activities	352,056	135,000

Net increase (decrease) in cash and cash equivalents	122,000	(6,751)
Cash and cash equivalents, beginning of period	—	6,755

Cash and cash equivalents, end of period	$122,000	$4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid	$—	$—
Taxes paid	$—	$—
Common stock issued for services rendered	$183,966	$80,000
Common stock issued for officer’s compensation	$10,500	$—
Common stock issued for settlement of accrued liabilities	$489,749	$—
Exchange of convertible debenture for advances payable	$44,000	$—
Debt and accrued interest converted for shares of common stock	$152,212	$11,196

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Consideration Paid to Customers

The Company offers our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales.  No customer incentives are included in sales for the three and six months ended December 31, 2009 and 2008.

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

Inventories consist of finished products available for sale to distributors and customers. At December 31, 2009 and June 30, 2009 Finished Goods inventory was $28,520 and 0, respectively.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. As of December 31, 2009 and June 30, 2009 the allowance for doubtful accounts was $0.

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

Advertising

The Company charges the costs of advertising to expenses as incurred.  The Company charged $69,331 and $0 to operations for the six months ended December 31, 2009 and 2008, respectively.

Research and Development

All research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for three and six months ended December 31, 2009 and 2008, respectively.

Stock Based Compensation

The Company made no employee stock-based compensation grants before June 30, 2007, during the years ended June 30, 2009 and 2008 and during the three and six months ended December 31, 2009; therefore has no unrecognized stock compensation related liabilities or expense unvested or vested.

Loss per Share

Basic and diluted earnings (loss) per share amounts are computed based on net income (loss) divided by the weighted average number of common shares outstanding.  Potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 3,991,766,653 and 347,494,370, respectively at December 31, 2009 and 2008, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company’s current liabilities exceed its current assets by $1,100,800 as of December 31, 2009. The Company has incurred a net loss of $619,897 and used $230,056 in cash flows for operations during the six months ended December 31, 2009.

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

Transfers and Servicing — Effective for interim and annual periods beginning after November 15, 2009, GAAP eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. We are currently assessing the future impact these new standards will have on our results of operations, financial position or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE B - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, for the six months ended December 31, 2009, the Company incurred a net loss of $619,897. At December 31, 2009, the Company had a working capital deficit of $1,100,800 and accumulated losses of $4,765,920. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE D- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities are as follows:

	December 31, 2009	June 30, 2009
	(unaudited)
Accounts payable	$48,123	$—
Accrued professional fees	100,000	100,000
Accrued payroll and payroll taxes	332,091	799,280
Old disputed accounts payable	136,405	195,181
Accrued interest	63,949	43,494
Other accrued liabilities	137,831	94,316
Total	$818,399	$1,232,271

NOTE E - CONVERTIBLE NOTES PAYABLE AND DEMAND NOTES

	December 31, 2009	June 30, 2009
	(unaudited)
Notes Payable to Interstellar Holdings, LLC.
Convertible term note (a)	$6,623	$87,013
Convertible term note ( b )	87,535	155,789
Convertible term note (c)	50,000	50,000
Convertible term note (d)	90,274	92,924
Convertible term note (e)	113,972	113,972
Convertible term note (f)	7,932	7,932
Convertible term note (g)	44,000	—
Subtotal	400,336	507,630
Less: discount on debt	(188,549)	(333,827)
	211,787	173,803
Less: current portion	(110,692)	(134,139)
Long term debt	$101,095	$39,664

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

On July 28, 2009, the Company issued a $44,000 convertible note having the same terms as the amended outstanding convertible notes.  The Company recognized and measured an aggregate of $44,000 of the proceeds, which is equal to the intrinsic value of the imbedded amended beneficial conversion feature, to additional paid in capital and a discount against the note issued, with the discount being amortized over the note’s two-year term.  During the three and six months ended December 31, 2009, amortization related to the beneficial conversion feature on the convertible notes was $110,548 and $189,279, respectively. During the three and six months ended December 31, 2008, amortization related to the beneficial conversion feature on the convertible notes was $48,233 and $86,143, respectively.

During the three months ended December 31, 2009, two note holders submitted conversion notices to the Company seeking to convert outstanding note principal and interest on the notes they hold into Company common stock.  As a result of not processing the conversion notices, the Company is in default of their notes and is required under the note terms to repay all principal and accrued interest upon the earlier of receipt of a request for repayment by the note holders or upon the maturity dates.

NOTE F – STOCKHOLDERS’ EQUITY

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

Common stock

The Company effectuated a 1 for 50 reverse stock split on June 26, 2008. All common stock and related information has been retroactively restated. In addition, contemporaneously with the stock split the Company increased its authorized Common stock, par value $0.00001 to 1,000,000,000 shares. Prior to this date, the authorized shares were 200,000,000 shares. On October 14, 2009, the company authorized capital was increased to 5,000,000,000

At December 31, 2009 and June 30, 2009, common shares issued and outstanding were 1,838,739,471 and 176,092,373, respectively.

On September 11, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 21,450,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of December 31, 2009, 14,429,000 shares have been issued under this 2007 Plan.

On December 13, 2007, the Company adopted its 2007 Stock Incentive Plan No. 2. (the “2007 Plan #2”). The Company is permitted to issue up to 17,994,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of December 31, 2009, 359,880 shares have been issued under this 2007 Plan #2.

On February 21, 2008 the Company adopted its 2008 Stock Incentive Plan. The Company is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of December 31, 2009, 21,340,685 shares have been issued under this Plan.

On February 21, 2008 the Company adopted its 2008 California Stock Incentive Plan. The Company is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of December 31, 2009, 32,925,190 shares have been issued under this Plan.

On September 15, 2009 the Company adopted its 2009 Stock Incentive Plan. The Company is permitted to issue up to 136,715,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of December 31, 2009, no shares have been issued under this Plan.

On September 15, 2009 the Company adopted its 2009 California Stock Incentive Plan. The Company is permitted to issue up to 136,715,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of December 31, 2009, 25,000,000 shares have been issued under this Plan.

During the six months ending December 31, 2009, the Company issued 130,529,728 shares of common stock, valued at $673,715 for services and accrued expenses.

During the six months ended December 31, 2009, the Company converted debt and accrued interest of $152,212 into 1,525,117,300 shares of common stock, excluding 3,000,000 shares the Company was committed to issue as of June 30, 3009.

During the six months ending December 31, 2009, the Company issued 7,000,000 shares of common stock as officer’s compensation, valued at $10,500

Treasury Stock

As of December 31, 2009 and June 30, 2009, the Company had 40,000 shares of common stock held in treasury that are carried at $0 based on a $0.00001 par value.

NOTE G - INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns..

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimate that at December 31, 2009, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $2.5 million expiring by the year 2028, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of December 31, 2009 are as follows:

Net operating loss carry forward	$1,800,000
Valuation allowance	(1,800,000)
Net	$0

The Company has not filed their federal or state income tax returns for fiscal years ended June 30, 2006, 2007, 2008 and 2009.

NOTE H - STOCK OPTIONS AND WARRANTS

During the six months ended December 31, 2009, the Company did not issue any stock warrants.  As of December 31, 2009, no warrants are outstanding.

On December 13, 2007, the Company agreed to grant Mr. Engel options to purchase 72,000 shares of common stock, which options would vest at a rate of 2,000 shares per month. These options have not yet been deemed granted.

NOTE I - COMMITMENTS AND CONTINGENCIES

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

Payroll Taxes

At December 31, 2009, the Company is delinquent with filing and remitting payroll taxes of approximately $83,227 including estimated penalties and interest related to payroll taxes withheld since April 2007. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Sales Taxes

At December 31, 2009, the Company is delinquent with remitting sales taxes of approximately $16,000, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

NOTE J - FAIR VALUE MEASUREMENT

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

The following table sets forth the Company’s short investments as of December 31, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy.  The table is classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Assets:
Security deposit	$—	$—	$5,000	$5,000
License agreement	$—	$—	$40,000	$40,000
Liabilities:
Advances payable	$—	$(352,056)	$—	$(352,056)
Convertible notes payable	$—	$(211,787)	$—	$(211,787)

NOTE K – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing (February 19, 2010).

Since December 31, 2009, the Company issued an aggregate of 1,818,182 shares of common stock to consultants for services rendered.

Since December 31, 2009, the Company issued an aggregate of 328,000,000 shares of common stock upon conversion of convertible promissory notes.

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

Company History

We were incorporated in the State of Delaware on December 19, 2005 and amended our Certificate of Incorporation on March 1, 2006. On March 1, 2006, we changed our name from The Diet Coffee Company, Inc. to Diet Coffee, Inc. and on June 26, 2008, we changed our name to Zevotek, Inc.   Our principal executive offices are located at 134 Cedar Street, Nutley, NJ 07110. Our telephone number is (201) 394-8684.

We are engaged in the direct marketing and distribution of consumer products.  Our first offering was the Slim Coffee product line, which featured coffee beverages. We no longer sell or market Slim Coffee products and do not anticipate selling Slim Coffee products in the fiscal year ended June 30, 2008.  In May 2007, we entered into a license agreement to sell an   energy saving compact fluorescent light bulb named the Ionic Bulb, which agreement was replaced by an Exclusive License and Sales Agreement dated February 24, 2009 under which we currently retain the exclusive worldwide rights to manufacture, market, use, sell, distribute and advertise the Ionic Bulb.  We plan to market the Ionic Bulb through TV infomercials, catalogs, magazines and major U.S. retail and specialty stores and our websites www.zevo-tek.com and   www.newionicbulb. com ..

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

On December 21, 2009, we began selling the Ionic Bulb on our website www.newionicbulb.com and on December 28, 2009, we began airing our two-minute infomercial on U.S. television and accepting orders through a customized third party call center.

Comparison of Three Months Ended December 31, 2009 To December 31, 2008

Results of Operations

Revenue

Our sales were $5,077 for the three months ended December 31, 2009 and $0 for the three months ended 2008. The increase of $5,077 or 100% was due to the start of our sales activities.  In December, we began test marketing the Ionic Bulb in the U.S.  Our test marketing consisted of airing our two-minute Ionic Bulb infomercial on a variety of U.S. cable television channels at different times of the day and days of the week.  The television test marketing, which began on December 28, 2009, is designed to find viewing audiences more inclined to purchase Ionic Bulbs and to educate viewers on the Ionic Bulb's performance and money saving features which can be beneficial to promote planned retail sales of Ionic Bulbs. We also introduced the Ionic Bulb to journalists at magazines, newspapers, electronic journals and blogs to gain publicity and reviews for our product.  Sales for the three months ended December 31, 2009 are comprised only of Ionic Bulbs ordered by visitors to our www.newionicbulb.com website and shipped on or before December 31, 2009.  Sales for the three months ended December 31, 2009, exclude orders received from customers who viewed our television infomercials that started airing December 28, 2009, as a result of those orders still being compiled and transmitted by the call center to our sales order fulfillment center as of December 31, 2009, and therefore not eligible for revenue recognition until January 2010.  Direct response sales to consumers will increase in future periods in connection with the increased frequency of airings of our TV infomercial and other Ionic Bulb promotional activities.  Our sales plans include establishing a retail sales channel consisting of sales of Ionic Bulbs to U.S. retailers, speciality stores, and catalog and e-commerce merchants.  We have started efforts to establish our retail sales channel and expect to begin seeing sales results after we have further developed market awareness for our Ionic Bulb, a needed prerequisite for successful relationships with retailers.

Gross Profit

Our gross profit was $3,556 for the three months ended December 31, 2009 and $0 for the three months ended December 31, 2008. The increase of $3,556 or 100% was due to the start of our sales activities in late December 2009. We realized gross profit in the three months ended December 31, 2009 entirely from sales of Ionic Bulbs.  We had no sales for the three months ended December 31, 2008, and therefore had no gross profits.  Gross profit will increase in connection with our expected sales in future periods.

Operating Expenses

Operating expenses were $207,817 for the three months ended December 31, 2009, as compared to $159,164 for the three months ended December 31, 2008.  The increase of $48,653 or 31% was primarily due the increase in selling expenses related to the start of Ionic Bulb sales and marketing activities.  We incurred $86,571 and $0 in selling expenses during the three months ended December 31, 2009 and 2008, respectively.  Selling expenses were comprised of advertising and marketing costs in connection with starting a sales and marketing campaign the Ionic Bulb that began generating Ionic Bulb sales orders in late December.  We incurred $121,246 and $159,164 in general and administrative expenses for the three months ended December 31, 2009 and 2008, respectively.

Net Loss

Our net loss was $325,636 for the quarter ended December 31, 2009 and our net loss was $219,131 for the quarter ended December 31, 2008.

Our net income per common share was $0.00 (basic and diluted) for three months ended December 31, 2009 as compared to our net loss per common share of $0.01 for the three months ended December 31, 2008.

The weighted average number of outstanding shares was 670,885,307 (basic and diluted) for three months ended December 31, 2009 as compared to 15,540,950 (basic and diluted) for the three months ended December 31, 2008.

Comparison of Six Months Ended December 31, 2009 To December 31, 2008

Results of Operations

Revenues

Our sales were $5,077 for the six months ended December 31, 2009 and $0 for the six months ended 2008. The increase of $5,077 or 100% was due to the start of our sales activities. In December, we began test marketing the Ionic Bulb in the U.S.  Our test marketing consisted of airing our two-minute Ionic Bulb infomercial on a variety of U.S. cable television channels at different times of the day and days of the week.  The television test marketing, which began on December 28, 2009, is designed to find viewing audiences more inclined to purchase Ionic Bulbs and to educate viewers on the Ionic Bulb's performance and money saving features which can be beneficial to promote planned retail sales of Ionic Bulbs. We also introduced the Ionic Bulb to journalists at magazines, newspapers, electronic journals and blogs to gain publicity and reviews for our product.  Sales for the six months ended December 31, 2009 are comprised only of Ionic Bulbs ordered by visitors to our www.newionicbulb.com website and shipped on or before December 31, 2009.  Sales for the six months ended December 31, 2009, exclude orders received from customers who viewed our infomercials that started airing December 28, 2009, as a result of those orders still being compiled and transmitted by the call center to our sales order fulfillment center as of December 31, 2009, and therefore not eligible for revenue recognition until January 2010.  Direct response sales to consumers will increase in future periods in connection with the increased frequency of airings of our TV infomercial and other Ionic Bulb promotional activities.  Our sales plans include establishing a retail sales channel consisting of sales of Ionic Bulbs to U.S. retailers, speciality stores, and catalog and e-commerce merchants.  We have started efforts to establish our retail sales channel and expect to begin seeing sales results after we have further developed market awareness for our Ionic Bulb, a needed prerequisite for successful relationships with retailers.

Gross Profit

Our gross profit was $3,556 for the six months ended December 31, 2009 and $0 for the six months ended December 31, 2008. The increase of $3,556 or 100% was due to the start of our sales activities in late December 2009. We realized gross profit in the six months ended December 31, 2009 entirely from sales of Ionic Bulbs.  We had no sales for the six months ended December 31, 2008, and therefore had no gross profits.  Gross profit will increase in connection with our expected sales in future periods.

Operating Expenses

Operating expenses were $409,602 for the six months ended December 31, 2009, as compared to $320,066 for the six months ended December 31, 2008.  The increase of $89,536 or 28% was primarily due to the increase in selling expenses related to the start of Ionic Bulb sales and marketing activities. We incurred $86,571 and $3,800 in selling expenses during the six months ended December 31, 2009 and 2008, respectively.  Selling expenses were comprised of advertising and marketing costs in connection with starting a Ionic Bulb product sales and marketing campaign that began generating Ionic Bulb sales orders in late December.  We incurred $323,031 and $312,266 in general and administrative expenses for the six months ended December 31, 2009 and 2008, respectively.

Net Loss

Our net loss was $619,897 for the six months ended December 31, 2009 and our net loss was $429,333 for the six months ended December 31, 2008. We developed a sales and marketing campaign to sell the Ionic Bulb directly to consumers and to retailers, specialty stores, catalog sales companies, e-commerce companies and international distributors.  We incurred the costs of developing campaign during the six months ended December 31, 2009 with the expectation that the campaign will generate significant sales in 2010.  We plan to generate a higher sales volume that produces gross profits that more than offset our operating expenses. Unless and until such time as we generate substantially higher sales volume, we will continue realize net losses.

Our net loss per common share was $0.00 (basic and diluted) for the six months ended December 31, 2009 as compared to our net loss per common share of  ($0.03) (basic and diluted) for the six months ended December 31, 2008.

The weighted average number of outstanding shares was 500,533,096 for the six months ended December 31, 2009 as compared to 12,525,678 (basic and diluted) for the six-month period ended December 31, 2008.

Liquidity and Capital Resources

Overview

As of December 31, 2009, we had a working capital deficit of $1,100,800.  As of June 30, 2009, we had a working capital deficit of $1,417,761.  Our cash position at December 31, 2009 was $122,000 as compared to $0 at June 30, 2009.  We significantly lowered the working capital deficit by reducing current liabilities through settlement agreements and the elimination of accounts payables that were  inactive for the past two years.

For six months ended December 31, 2009, net cash used in operating activities was $230,056, consisting primarily of a net loss of ($619,897), adjusted primarily for common stock issued for services of $183,966, amortization of debt discount of $189,279 and a $76,795 increase in accounts payable and accrued expenses.

Cash provided by financing activities totaled $352,056 for the six months ended December 31, 2009 consisting of proceeds from third party loans.

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

Financing Needs

Since our inception on December 19, 2005 to December 31, 2009, we have generated revenues of $1,210,419 and have incurred an accumulated deficit of $4,225,556.  It is hoped that we will begin to achieve sustainable revenues in 2010 from sales of our Ionic Bulb product.  Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

The independent auditor's report on our June 30, 2009 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue from product sales based on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Advertising

The Company charges the costs of advertising to expenses as incurred.

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2009.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as previously disclosed in our quarterly report for the period ended December 31, 2009, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

During the three months ended December 31, 2009, two note holders submitted conversion notices to the Company seeking to convert outstanding note principal and interest on the notes they hold into Company common stock.  As a result of not processing the conversion notices, the Company is in default of their notes and is required under the note terms to repay all principal and accrued interest upon the earlier of receipt of a request for repayment by the note holders or upon the maturity dates.

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

ITEM 6 - EXHIBITS

Item No.	Description
4.1	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on October 19, 2009)
31.1	Certification of Adam J. Engel, Chief Executive Officer and Chief Financial Officer of Zevotek, Inc. pursuant to Rule 13a-14(a)
32.1	Certification of Adam J. Engel, Chief Executive Officer and Chief Financial Officer of Zevotek, Inc. pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEVOTEK, INC.

February 22, 2010	/s/ Adam J. Engel
Adam J. Engel
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial and Accounting Officer)