Form 10-Q
period 2010-03-31
Zevotek, Inc
filed 2010-05-17
CIK 1364208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________ to _________________

Commission File No.: 333-137210

ZEVOTEK, INC.
(Exact name of registrant as specified in its charter)

Delaware	05-0630427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Southeast Ocean Blvd
Suite 130D
Stuart, FL 34994
  (Address of principal executive offices)

Issuer’s telephone number:   (772) 600-2676

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of May 17, 2010, there were 3,040,618,507 shares of our common stock outstanding.

Transitional Small Business Disclosure Format:    Yes   ☐   No   ☒

Quarterly Report on Form 10-Q for the
Quarterly Period Ended March 31, 2010

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4 Controls and Procedures	20

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 1A Risk Factor	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults upon Senior Securities	21
Item 4. Removed and Reserved	21
Item 5. Other Information	21
Item 6. Exhibits	21

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART 1:	FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
 ZEVOTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash	$25,871	$—
Accounts receivable	5,481	—
Inventory	115,547	—
Prepayments and other current assets	23,931	17,000
Total current assets	170,830	17,000

Other assets:
Security deposit	5,000	—
Licensing agreement	40,000	40,000
Total assets	$215,830	$57,000

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$615,318	$1,232,271
Advances payable	597,289	44,000
Convertible notes payable and demand notes (net of debt discount of $101,490 and $166,595 as of March 31, 2010 and June 30, 2009, respectively)	190,435	134,139
Customer deposits	24,351	24,351
Total current liabilities	1,427,393	1,434,761

Long term portion of convertible notes payable (net of debt discount of $28,222 and $167,232 as of March 31, 2010 and June 30, 2009, respectively)	15,778	39,664

Deficiency in stockholders' equity:
Series A Preferred stock, $0.00001 par value; 10,000,000 shares authorized; 50,000 shares issued and outstanding as of March 31, 2010 and June 30, 2009.	1	1
Series B Preferred stock, $0.00001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of March 31, 2010 and June 30, 2009	10	10
Common stock, $0.00001 par value, 5,000,000,000 shares authorized; 2,753,121,540 and 176,092,373 shares issued and outstanding as of March 31, 2010 and June 30, 2009, respectively	27,531	1,761
Common stock to be issued	217	30
Treasury stock, 40,000 shares as of March 31, 2010 and June 30, 2009	—	—
Additional paid in capital	3,885,946	2,726,796
Accumulated deficit	(5,141,046)	(4,146,023)
Total deficiency in stockholders' equity	(1,227,341)	(1,417,425)
Total liabilities and deficiency in stockholders' equity	$215,830	$57,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
REVENUES:
Sales	$33,581	$—	$38,658	$—

Cost of sales	20,731	—	22,252	—

Gross profit	12,850	—	16,406	—

OPERATING EXPENSES:
Selling	151,290	—	237,897	3,800
General and administrative	143,257	98,611	466,252	414,877
Total operating expense	294,547	98,611	704,149	418,677

Loss from operations	(281,697)	(98,611)	(687,743)	(418,677)

OTHER (EXPENSE):
Interest, net	(34,592)	(14,448)	(59,164)	(37,572)

Amortization of beneficial conversion feature	(58,837)	(354,447)	(248,116)	(440,590)

Total other expense	(93,429)	(368,895)	(307,280)	(478,162)
Net loss before provision for income taxes	(375,126)	(467,506)	(995,023)	(896,839)

Income taxes	—	—	—	—

NET LOSS	$(375,126)	$(467,506)	$(995,023)	$(896,839)

Net loss per common share, basic and fully diluted	$(0.00)	$(0.01)	$(0.00)	$(0.04)

Weighted average number of common shares outstanding, basic and fully diluted	2,246,695,391	36,543,621	1,277,443,214	20,414,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from June 30, 2008 to March 31, 2010
(UNAUDITED)

	Preferred stock						Common			Additional
	Series A		Series B		Common stock		Stock To	Treasury stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2008	50,000	$1	1,000,000	$10	3,784,920	$38	$—	—	$—	$2,013,381	$(3,324,225)	$(1,310,795)
Common stock issued for services rendered	—	—	—	—	23,057,514	231	—	—	—	188,992	—	189,223
Common stock issued for previously incurred debt	—	—	—	—	1,553,939	15	—	—	—	6,135	—	6,150
Common stock issued for licensing agreement	—	—	—	—	50,000,000	500	—	—	—	39,500	—	40,000
Conversion of debt and accrued interest for common stock	—	—	—	—	97,696,000	977	30	—	—	20,939	—	21,946
Common stock issued and held in treasury	—	—	—	—	—	—	—	40,000	—	—	—	—
Fair value of Beneficial conversion feature	—	—	—	—	—	—	—	—	—	457,849	—	457,849

Net loss	—	—	—	—	—	—	—	—	—	—	(821,798)	(821,798)
BALANCE, June 30, 2009	50,000	$1	1,000,000	$10	176,092,373	$1,761	$30	40,000	$—	$2,726,796	$(4,146,023)	$(1,417,425)
Common stock issued for services rendered	—	—	—	—	108,804,167	1,088	—	—	—	226,375	—	227,463
Common stock issued for accrued expenses	—	—	—	—	30,000,000	300	—	—	—	489,449	—	489,749
Conversion of debt and accrued interest for common stock	—	—	—	—	2,431,225,000	24,312	(30)	—	—	218,540	—	242,822
Common stock issued for officer’s compensation	—	—	—	—	7,000,000	70	—	—	—	10,430	—	10,500
Fair value of Beneficial conversion feature	—	—	—	—	—	—	—	—	—	44,000	—	44,000
Common stock to be issued to former officer for accrued compensation	—	—	—	—	_	_	217	—	—	170,356	—	170,573

Net loss	—	—	—	—	—	—	—	—	—	—	(995,023)	(995,023)
BALANCE, March 31, 2010	50,000	$1	1,000,000	$10	2,753,121,540	$27,531	$217	40,000	$—	$3,885,946	$(5,141,046)	$(1,227,341)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2010 and 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(995,023)	$(896,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	227,463	80,000
Common stock issued for officer’s compensation	10,500	—
Amortization of beneficial conversion feature	248,116	440,590
(Increase) decrease in:
Accounts receivable	(5,481)	—
Inventory	(115,547)	—
Prepayments	(6,931)	—
Other assets	(5,000)	—
(Decrease) increase in:
Accounts payable and accrued expenses	70,485	205,988
Net cash used in operating activities:	(571,418)	(170,261)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable	597,289	—
Proceeds from loans	—	164,000
Net cash provided by financing activities	597,289	164,000

Net increase (decrease) in cash and cash equivalents	25,871	(6,261)
Cash and cash equivalents, beginning of period	—	6,755

Cash and cash equivalents, end of period	$25,871	$494

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid	$—	$—
Taxes paid	$—	$—
Summary of non-cash items
Common stock issued for services rendered	$227,463	$80,000
Common stock issued for officer’s compensation	$10,500	$—
Common stock issued for licensing agreement	$—	$40,000
Common stock issued for settlement of accrued liabilities	$660,322	$—
Exchange of convertible debenture for advances payable	$44,000	$—
Debt and accrued interest converted for shares of common stock	$242,822	$6,150

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

The Company’s wholly-owned subsidiary is Ionic Bulb.com, Inc (Ionic Bulb) which was formerly named Zevotek, Inc. Through its subsidiary, it markets and sells a range of home care and household products. In May 2007, the Company entered into a license agreement to sell an energy saving compact fluorescent light bulb named the Ionic Bulb. The Company markets the Ionic Bulb through TV infomercials, and plans to sell through catalogs, magazines and major U.S. retail and specialty stores and our websites www.ionic-bulb.com and www.zevo-tek.com.

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

Revenue Recognition

The Company recognizes revenue from product sales based on four basic criteria which must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Consideration Paid to Customers

The Company offers our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales.  No customer incentives are included in sales for the three and nine months ended March 31, 2010 and 2009.

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

Cash and Cash Equivalents

For the purpose of the accompanying unaudited condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

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

Inventories consist of finished products available for sale to distributors and customers. At March 31, 2010 and June 30, 2009, Finished Goods inventory was $115,547 and $0, respectively.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. As of March 31, 2010 and June 30, 2009 the allowance for doubtful accounts was $17,803 and $0, respectively.

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

Advertising

The Company charges the costs of advertising to expenses as incurred.  The Company charged $183,563 and $0 to operations for the nine months ended March 31, 2010 and 2009, respectively.

Research and Development

All research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for three and nine months ended March 31, 2010 and 2009, respectively.

Stock Based Compensation

The Company made no employee stock-based compensation grants before June 30, 2007, during the years ended June 30, 2009 and 2008 and during the three and nine months ended March 31, 2010; therefore, it has no unrecognized stock compensation related liabilities or expense unvested or vested.

Loss per Share

Basic and diluted earnings (loss) per share amounts are computed based on net income (loss) divided by the weighted average number of common shares outstanding.  Potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 3,198,819,323 and 4,918,412,196, respectively at March 31, 2010 and 2009, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company’s current liabilities exceed its current assets by $1,256,563 as of March 31, 2010. The Company has incurred a net loss of $995,023 and used $571,418 in cash flows for operations during the nine months ended March 31, 2010.

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

Financial Instruments — Effective for interim and annual periods ending after June 15, 2009, GAAP established new disclosure requirements for the fair value of financial instruments in both interim and annual financial statements. Previously, the disclosure was only required annually. We adopted the new requirements as of September 30, 2009, which resulted in no change to our accounting policies, and had no effect on our results of operations, cash flows or financial position, but did result in the addition of interim disclosure of the fair values of our financial instruments. See Note J for disclosure of the fair value of our debt.

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

NOTE B - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, for the nine months ended March 31, 2010, the Company incurred a net loss of $995,023.  At March 31, 2010, the Company had a working capital deficit of $1,256,563 and accumulated losses of $5,141,046. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In addition, the Agreement provides for the retention of Ryu as a non-exclusive independent contractor sales representative to obtain purchase orders for the Licensed Products on our behalf.  In consideration for his consulting services, we agreed to issue Ryu 750,000 shares of Common Stock for each $100,000 in gross sales of the Licensed Product by Ryu (or any Sales Associate hired by him) on or before February 28, 2010 up to a maximum of 75,000,000 shares of Common Stock (collectively, the “Incentive Shares”).  The Incentive Shares shall not vest unless Ryu (or any Sales Associate hired by him) shall have collectively procured gross sales of $5,000,000 for the Licensed Products on or before February 28, 2010 (the “Target”).  If Ryu fails to achieve the Target, such Incentive Shares shall be null and void and of no further force and effect.  In addition to the Incentive Shares, we also agreed to pay Ryu a commission at the rate 50% of all Net Profits (as defined in the Agreement) recognized by us on sales of the Licensed Products made by Ryu (or Sales Associates hired by Ryu) on our behalf during the period of this Agreement.  The Target has concluded without any sales, incentive shares or commissions realized.

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

NOTE D- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities are as follows:

	March 31, 2010	June 30, 2009
	(unaudited)
Accounts payable	$29,626	$—
Accrued professional fees	100,000	100,000
Accrued payroll and payroll taxes	156,817	799,280
Old disputed accounts payable	136,405	195,181
Accrued interest	75,174	43,494
Other accrued liabilities	117,296	94,316
Total	$615,318	$1,232,271

NOTE E – ADVANCES PAYABLE

As of March 31, 2010 and June 30, 2009, the Company owed $597,289 and $44,000, respectively, to a note holder for cash advanced to the Company for operating purposes.  The advances accrue interest at 10% per annum are repayable on demand.  The Company and note holder are discussing changes to the terms of the borrowings.

NOTE F - CONVERTIBLE NOTES PAYABLE AND DEMAND NOTES

	March 31, 2010	June 30, 2009
	(unaudited)
Notes Payable:
Convertible term note (a)	$6,623	$87,013
Convertible term note (b)	23,124	155,789
Convertible term note (c)	50,000	50,000
Convertible term note (d)	90,274	92,924
Convertible term note (e)	113,972	113,972
Convertible term note (f)	7,932	7,932
Convertible term note (g)	44,000	—
Subtotal	335,925	507,630
Less: discount on debt	(129,712)	(333,827)
	206,213	173,803
Less: current portion	(190,435)	(134,139)
Long term debt	$15,778	$39,664

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

f)
Of the convertible term notes entered into on May 14, 2008, certain notes having a principal amount of $7,932 and $7,932 as of March 31, 2010 and June 30, 2009, respectively, were not amended with respect to their conversion price and, at any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.001 per share (see below).

g)
On July 28, 2009, the Company entered into a convertible term note bearing interest at 10% per annum with a maturity date of July 28, 2011.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $314,049 of the proceeds, which was equal to the intrinsic value of the imbedded beneficial conversion feature at the time, to additional paid in capital and a discount against the Notes issued during the year ended June 30, 2008. The debt discount attributed to the beneficial conversion feature was originally amortized over the Notes maturity period (two years) as interest expense, adjusted for conversion of debt to common stock. In January 2009 through March 2009, the Company restructured certain Notes to a conversion rate of $0.0001 per share with a two year term and accordingly fully amortized the remaining debt discount of $206,160. In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company recognized and measured an aggregate of $457,849 of the proceeds, which is equal to the intrinsic value of the imbedded amended beneficial conversion feature, to additional paid in capital and a discount against the Notes issued during the year ended June 30, 2009. The remaining debt discount attributed to the original beneficial conversion feature was expensed at the time the Notes were amended and the $457,849 assigned to the amended beneficial conversion feature is being amortized over the Notes maturity period.

On July 28, 2009, the Company issued a $44,000 convertible note having the same terms as the amended outstanding convertible notes.  The Company recognized and measured an aggregate of $44,000 of the proceeds, which is equal to the intrinsic value of the imbedded amended beneficial conversion feature, to additional paid in capital and a discount against the note issued, with the discount being amortized over the note’s two-year term.  During the three and nine months ended March 31, 2010, amortization related to the beneficial conversion feature on the convertible notes was $58,837 and $248,116, respectively. During the three and nine months ended March 31, 2009, amortization related to the beneficial conversion feature on the convertible notes was $354,447 and $440,590, respectively.

In November and December 2009 and April 2010, two note holders submitted conversion notices to the Company seeking to convert note principal and interest on the notes they hold into 183,798,500 shares of Company common stock. The Company has not honored these conversion notices.

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

The Company designated and issued 1,000,000 shares of Series B Preferred Stock.  On May 14, 2008, the Company and an unrelated third party entered into an exchange agreement under which the third party note holder exchanged a $21,026 promissory note for 1,000,000 shares of Series B Preferred Stock.   Each share of Series B Preferred Stock is entitled to 5,000 votes on all matters submitted to the stockholders of the Company.

Common stock

The Company effectuated a 1 for 50 reverse stock split on June 26, 2008. All common stock and related information has been retroactively restated. In addition, contemporaneously with the stock split the Company increased its authorized Common stock, par value $0.00001 to 1,000,000,000 shares. Prior to this date, the authorized shares were 200,000,000 shares. On October 14, 2009, the company authorized capital was increased to 5,000,000,000.

At March 31, 2010 and June 30, 2009, common shares issued and outstanding were 2,753,121,540 and 176,092,373, respectively.

On September 11, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 21,450,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of March 31, 2010, there were 21,450,000 shares issued under this 2007 Plan.

On December 13, 2007, the Company adopted its 2007 Stock Incentive Plan No. 2. (the “2007 Plan #2”). The Company is permitted to issue up to 17,994,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of March 31, 2010, there were 17,994,000 shares issued under this 2007 Plan #2.

On February 21, 2008 the Company adopted its 2008 Stock Incentive Plan. The Company is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of March 31, 2010, there were 32,340,948 shares issued under this 2008 Plan.

On February 21, 2008 the Company adopted its 2008 California Stock Incentive Plan. The Company is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of March 31, 2010, there were 32,925,191 shares issued under this 2008 Plan.

On September 15, 2009 the Company adopted its 2009 Stock Incentive Plan. The Company is permitted to issue up to 136,715,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of March 31, 2010, there were 53,400,000 shares issued under this 2009 Plan.

On September 15, 2009 the Company adopted its 2009 California Stock Incentive Plan. The Company is permitted to issue up to 136,715,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of March 31, 2010, there were 47,577,400 shares issued under this 2009 Plan.

During the nine months ending March 31, 2010, the Company issued 138,804,167 shares of common stock, valued at $717,212 for services and accrued expenses.

During the nine months ended March 31, 2010, the Company converted debt and accrued interest of $242,822 into 2,431,225,000 shares of common stock, excluding 3,000,000 shares the Company was committed to issue as of June 30, 3009.

During the nine months ending March 31, 2010, the Company issued 7,000,000 shares of common stock as officer’s compensation, valued at $10,500 and agreed to issue an additional $50,000 in shares of the Company’s common stock to a former officer as discussed in Note I.

During the nine months ended March 31, 2010, the Company committed to issue 21,739,130 shares to a former officer to satisfy all existing claims including accrued payroll totaling of $170,573.

Treasury Stock

As of March 31, 2009 and June 30, 2009, the Company had 40,000 shares of common stock held in treasury that are carried at $0 based on a $0.00001 par value.

NOTE H - INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns..

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimate that at March 31, 2010, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $2.5 million expiring by the year 2030, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of March 31, 2010 are as follows:

Net operating loss carry forward	$1,800,000
Valuation allowance	(1,800,000)
Net	$0

The Company has not filed federal or state income tax returns for fiscal years ended June 30, 2006, 2007, 2008 and 2009.

NOTE I - STOCK OPTIONS AND WARRANTS

During the nine months ended March 31, 2010, the Company did not issue any stock warrants.  As of March 31, 2010, no warrants are outstanding.

On December 13, 2007, the Company agreed to grant Mr. Engel options to purchase 72,000 shares of common stock, which options would vest at a rate of 2,000 shares per month. These options were not granted as of his resignation on February 25, 2010.

NOTE J - COMMITMENTS AND CONTINGENCIES

Employment Agreement

On December 13, 2007, the Company entered into an employment agreement with Adam Engel pursuant to which the Company employed Mr. Engel as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. The agreement was for an initial term of three years and provided for an annual base salary during the term of the agreement of $120,000, payable either in cash or stock. The Company also agreed to grant Mr. Engel options to purchase 72,000 shares of Company common stock with an exercise price of $0.25 per share (which price shall not be less than 85% of the “fair market value” of the Company’s common stock on the date of grant), which options would vest at a rate of 2,000 shares per month. These options were not granted. In addition to salary and benefit provisions, the agreements included defined commitments should we terminate his employment without cause and 24 month non-compete/non solicitation terms.

On February 25, 2010, Adam Engel resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. In connection with Mr. Engel’s resignation, the Company entered into a letter agreement dated February 24, 2010 setting forth the terms of the mutual separation. Under the terms, Mr. Engel and the Company agreed to waive any and all continuing rights and obligations under Mr. Engel’s employment agreement dated December 13, 2007.  Mr. Engel also agreed to a 1 year non-compete/non solicitation provision as well as confidentiality and non-disparagement clauses.  In consideration thereof and to enter into the Letter Agreement, the Company agreed to pay Mr. Engel as follows: $20,000 in cash on the Effective Date (as defined) and $50,000 in shares of the Company’s common stock issuable in five installments beginning on the 90th  day from the Termination Date, with each remaining installment payment being made 30 days thereafter. The number of shares to be issued for each installment shall be calculated based upon the average per share market values during the three trading days immediately preceding the date on which the installment is due.

U.S. Federal Trade Commission Settlement

On March 26, 2007, the Company received a letter from the U.S. Federal Trade Commission (“FTC”) whereby the Company was informed that the FTC was conducting an investigation into advertising claims made for the Company’s weight loss product known as “Slim Coffee.”  The purpose of the investigation was to determine whether the Company, in connection with its sales of Slim Coffee, engaged in unfair or deceptive acts or practices and false advertising. The FTC threatened to file a complaint in the United States District Court, Southern District of New York, alleging false advertising, unless the Company and the FTC could reach a satisfactory resolution to the matter.  A negotiated settlement has been reached with the FTC under which the Company, its officers and directors did not admit any wrongdoing.  On January 10, 2008, pursuant to a stipulated final judgment and order, the United States District Court, Southern District of New York, entered a final judgment and order against the Company in the amount of $923,910.  The full amount of the judgment, and payment of any portion of it is suspended and cannot be reinstated so long as (a) the Company abides by the reporting and monitoring requirements of the judgment, (b) does not make false advertising claims in connection with any of its products in the future, and (c) its past financial disclosures to the FTC were materially accurate. The Company plans to comply with the terms of the stipulation and do not anticipate incurring a liability for the judgment, however there can be no assurance of compliance.  Should the Company fail to comply with the FTC’s final judgment, this could have a material adverse on Companies business, financial condition and results of operations.

Royalty commitment and Agreement Termination

On May 18, 2007, the Company entered into a Consulting, License and Supply Agreement with Jason Ryu, pursuant to which the Company licensed the right to market and sell a fluorescent light bulb that contains an air purifying microchip ion emitter from Mr. Ryu. In exchange for this license the Company agreed to pay Mr. Ryu a royalty of $0.20 per unit for the first 1.5 million units sold by the Company and the lesser of $0.15 per unit or 5% of manufacturing costs for all additional units. The initial term of this agreement was for two years and was to be automatically renewed for subsequent two year periods if at least 5 million units are sold by the Company during each period. Within ninety days from the date of this Agreement, the Company was required to place an order not less than 100,000 units and at least 600,000 units each quarter thereafter.  Mr. Ryu sent a notice to the Company that the license agreement shall continue on a non-exclusive basis.

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

In addition, the Agreement provides for the retention of Ryu as a non-exclusive independent contractor sales representative to obtain purchase orders for the Licensed Products on companies behalf.  In consideration for his consulting services, the Company agreed to issue Ryu 750,000 shares of Common Stock for each $100,000 in gross sales of the Licensed Product by Ryu (or any Sales Associate hired by him) on or before February 28, 2010 up to a maximum of 75,000,000 shares of Common Stock (collectively, the “Incentive Shares”).  The Incentive Shares shall not vest unless Ryu (or any Sales Associate hired by him) shall have collectively procured gross sales of $5,000,000 for the Licensed Products on or before February 28, 2010 (the “Target”).  If Ryu fails to achieve the Target, such Incentive Shares shall be null and void and of no further force and effect.  In addition to the Incentive Shares, the Company also agreed to pay Ryu a commission at the rate 50% of all Net Profits (as defined on the Agreement) recognized by the Company on sales of the Licensed Products made by Ryu (or Sales Associates hired by Ryu) on the Company’s behalf during the period of this Agreement. The Target has concluded without any sales, incentive shares or commissions realized.

Distribution Agreement

On April 29, 2009, the Company entered into a Distribution Agreement with a German distributor pursuant to which the Company granted such distributor the exclusive right (subject to minimum sales in the first year) to advertise, market and sell our ionic bulb product in Germany, Austria, Switzerland, Liechtenstein, Czech Republic, Slovakia, Hungary, Romania and Poland (the “Territory”).  Upon satisfactory sales of an initial order (in dealer’s reasonable discretion) of 5,000 units of the Company’s ionic bulb product, the distributor agreed to purchase 5,000 units of the Company’s ionic bulb product per month during the first year of the contact to maintain exclusive status in the Territory.  The Company also granted distributor a license to use certain marketing material to advertise and sell the ionic bulb product.  Such distributor also agreed to maintain general and product liability insurance in an amount of at least $1,000,000 and agreed to name the Company as an additional insured under such policy.  The term of the agreement is for one year and will be automatically renewed for successive one year periods if the minimum quantities (5,000/month and 60,000/year) are met.

Payroll Taxes

At March 31, 2010, the Company is delinquent with filing and remitting payroll taxes of approximately $83,227 including estimated penalties and interest related to payroll taxes withheld since April 2007. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Sales Taxes

At March 31, 2010, the Company is delinquent with remitting sales taxes of approximately $16,000, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

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

The carrying value of the Company’s cash, accounts receivable, prepayments, accounts payable, advances payable, convertible notes payable, and other current assets and liabilities approximate fair value because of their short-term maturity.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

As of March 31, 2010, there are no financial assets or liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy.  The table is classified based on the lowest level of input that is significant to the fair value measurement:

NOTE L – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing (May 17, 2010).

Since March 31, 2010, the Company issued an aggregate of 285,830,300 shares of common stock upon conversion of convertible promissory notes.

Since March 31, 2010, the Company issued an aggregate of 1,666,667 shares of common stock in exchange for legal services rendered.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.

The forward-looking events discussed in this quarterly report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report.  Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements, which are not historical facts contained in this Report, including this Management’s discussion and analysis of financial condition and results of operation, and notes to our unaudited condensed consolidated financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, our expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the Securities and Exchange Commission.

 The safe harbor for forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 excludes issuers of “penny stock” (as defined under Rule 3a51-1 of the Securities Exchange Act of 1934). Our common stock currently falls within that definition.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report.

Company History

We were incorporated in the State of Delaware on December 19, 2005. On March 1, 2006, we changed our name from The Diet Coffee Company, Inc. to Diet Coffee, Inc. and on June 26, 2008, we changed our name to Zevotek, Inc.   Our principal executive offices are located at 900 Southeast Ocean Blvd, Stuart, FL 34994. Our telephone number is (772) 600-2676.

We are engaged in the direct marketing and distribution of consumer products.  Our first offering was the Slim Coffee product line, which featured coffee beverages. We no longer sell or market Slim Coffee products and do not anticipate selling Slim Coffee products in the near future.  In May 2007, we entered into a license agreement to sell an energy saving compact fluorescent light bulb named the Ionic Bulb, which agreement was replaced by an Exclusive License and Sales Agreement dated February 24, 2009 under which we currently retain the exclusive worldwide rights to manufacture, market, use, sell, distribute and advertise the Ionic Bulb.  We market the Ionic Bulb through TV infomercials and plan to sell through catalogs, magazines and major U.S. retail and specialty stores and our websites www.zevo-tek.com and   www.newionicbulb. com ..

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

Comparison of Three Months Ended March 31, 2010 To March 31, 2009

Results of Operations

Revenue

Our sales were $33,581 for the three months ended March 31, 2010 and $0 for the three months ended 2009. The increase of $33,581 or 100 % was due to the start of our sales activities.  In December 2009, we began test marketing the Ionic Bulb in the U.S.  Our test marketing consisted of airing our two-minute Ionic Bulb infomercial on a variety of U.S. cable television channels at different times of the day and days of the week.  The television test marketing, which began on December 28, 2009, is designed to find viewing audiences more inclined to purchase Ionic Bulbs and to educate viewers on the Ionic Bulb's performance and money saving features which can be beneficial to promote planned retail sales of Ionic Bulbs. We also introduced the Ionic Bulb to journalists at magazines, newspapers, electronic journals and blogs to gain publicity and reviews for our product.  Sales for the three months ended March 31, 2010 are comprised of Ionic Bulb orders placed by individual consumers who called toll-free telephone numbers that appeared in our TV ads or visited to our www.newionicbulb.com website and shipped on or before March 31, 2010. Revenues exclude shipping and handling fees, which we include as an offset to our shipping and handling costs.  For the three months ended March 31, 2010, we received and shipped 1,054 Ionic Bulb orders with an average sale of $32 per order. In February 2010, we changed advertising agencies, modified our TV ad, changed our Ionic Bulb sales offer, changed our call center script and modified our website’s shopping cart.  During the process of making the changes, we reduced the frequency of our TV advertising, which had the effect of reducing our revenues at the time.  Sales will increase in future periods in connection with the increased frequency of airings of our TV infomercial and other Ionic Bulb promotional activities.  Our sales plans include establishing a retail sales channel consisting of sales of Ionic Bulbs to U.S. retailers, speciality stores, and catalog and e-commerce merchants.  We have started efforts to establish our retail sales channel and expect to begin seeing additional sales results after we have further developed market awareness for our Ionic Bulb, a needed prerequisite for successful relationships with retailers.

Gross Profit

Our gross profit was $12,850 for the three months ended March 31, 2010 and $0 for the three months ended March 31, 2009. The increase of $12,850 or 100% was due to the airing of our TV infomercials. We realized gross profit in the three months ended March 31, 2010 entirely from the sale of our Ionic Bulbs.  We had no sales for the three months ended March 31, 2009, and therefore had no gross profits.  Gross profit will increase in connection with our expected sales in future periods.

Operating Expenses

Operating expenses were $294,547 for the three months ended March 31, 2010, as compared to $98,611 for the three months ended March 31, 2009.  The increase of $195,936 or 198.7 % was primarily due the start of Ionic Bulb sales and marketing operations.  We incurred $151,290 and $0 in selling expenses during the three months ended March 31, 2010 and 2009, respectively.  Selling expenses were comprised of advertising and marketing costs in connection with starting a sales and marketing campaign of the Ionic Bulb that began generating Ionic Bulb sales orders in late December.  We incurred $143,257 and $98,611 in general and administrative expenses for the three months ended March 31, 2010 and 2009, respectively.

Net Loss

Our net loss was $375,126 for the quarter ended March 31, 2010 and our net loss was $467,506 for the quarter ended March 31, 2009.  The decrease of $92,380 or 19.7% was primarily due to the amortization of the beneficial conversion feature.

Our net income per common share was $0 (basic and diluted) for three months ended March 31, 2010 as compared to our net loss per common share of $0.01 for the three months ended March 31, 2009.

The weighted average number of outstanding shares was 2,246,695,391 (basic and diluted) for three months ended March 31, 2010 as compared to 36,543,621 (basic and diluted) for the three months ended March 31, 2009.

Comparison of Nine Months Ended March 31, 2010 To March 31, 2009

Results of Operations

Revenues

Our sales were $38,658 for the nine months ended March 31, 2010 and $0 for the nine months ended 2009. The increase of $38,658 or 100 % was due to the start of our sales activities. In December 2009, we began test marketing the Ionic Bulb in the U.S.  Our test marketing consisted of airing our two-minute Ionic Bulb infomercial on a variety of U.S. cable television channels at different times of the day and days of the week.  The television test marketing, which began on December 28, 2009, is designed to find viewing audiences more inclined to purchase Ionic Bulbs and to educate viewers on the Ionic Bulb's performance and money saving features which can be beneficial to promote planned retail sales of Ionic Bulbs. We also introduced the Ionic Bulb to journalists at magazines, newspapers, electronic journals and blogs to gain publicity and reviews for our product.  Sales for the nine months ended March 31, 2010 are comprised of Ionic Bulb orders placed by individual consumers who called toll-free telephone numbers that appeared in our TV ads or visited to our www.newionicbulb.com website and shipped on or before March 31, 2010. Revenues exclude shipping and handling fees, which we include as an offset to our shipping and handling costs.  For the three months ended March 31, 2010, we received and shipped 1,054 Ionic Bulb orders with an average sale of $32 per order. In February 2010, we changed advertising agencies, modified our TV ad, changed our Ionic Bulb sales offer, changed our call center script and modified our website’s shopping cart.  During the process of making the changes, we reduced the frequency of our TV advertising, which had the effect of reducing our revenues at the time.  Sales will increase in future periods in connection with the increased frequency of airings of our TV infomercial and other Ionic Bulb promotional activities.  Our sales plans include establishing a retail sales channel consisting of sales of Ionic Bulbs to U.S. retailers, speciality stores, and catalog and e-commerce merchants.  We have started efforts to establish our retail sales channel and expect to begin seeing additional sales results after we have further developed market awareness for our Ionic Bulb, a needed prerequisite for successful relationships with retailers.

 Gross Profit

Our gross profit was $16,406 for the nine months ended March 31, 2010 and $0 for the nine months ended March 31, 2009. The increase of $16,406 or 100% was due to airing of our TV infomercials. We had no sales for the three months ended March 31, 2009, and therefore had no gross profits.  Gross profit will increase in connection with our expected sales in future periods.

Operating Expenses

Operating expenses were $704,149 for the nine months ended March 31, 2010, as compared to $418,677 for the nine months ended March 31, 2009.  The increase of $285,472 or 68.2% was primarily due to the start of Ionic Bulb sales and marketing operations. We incurred $237,897 and $3,800 in selling expenses during the nine months ended March 31, 2010 and 2009, respectively.  Selling expenses were comprised of advertising and marketing costs in connection with starting a Ionic Bulb product sales and marketing campaign that began generating Ionic Bulb sales orders in late December.  We incurred $466,252 and $414,877 in general and administrative expenses for the nine months ended March 31, 2010 and 2009, respectively.

Net Loss

Our net loss was $995,023 for the nine months ended March 31, 2010 and our net loss was $896,839 for the nine months ended March 31, 2009. We developed a sales and marketing campaign to sell the Ionic Bulb directly to consumers and to retailers, specialty stores, catalog sales companies, e-commerce companies and international distributors.  We incurred the costs of developing a campaign during the nine months ended March 31, 2010 with the expectation that the campaign will generate significant sales in fiscal year ending June 30, 2011.

Our net loss per common share was $0 (basic and diluted) for the nine months ended March 31, 2010 as compared to our net loss per common share of  $.04 (basic and diluted) for the nine months ended March 31, 2009.

The weighted average number of outstanding shares was 1,277,443,214 for the nine months ended March 31, 2010 as compared to 20,414,783 (basic and diluted) for the nine month period ended March 31, 2009.

Liquidity and Capital Resources

Overview

As of March 31, 2010, we had a working capital deficit of $1,256,563.  As of June 30, 2009, we had a working capital deficit of $1,417,761.  Our cash position at March 31, 2010 was $25,871 as compared to $0 at June 30, 2009. We lowered the working capital deficit by reducing current liabilities through settlement agreements and the elimination of accounts payables that were inactive for the past two years.

For nine months ended March 31, 2010, net cash used in operating activities was $571,418, consisting primarily of a net loss of ($995,023), adjusted primarily for common stock issued for services of $227,463, amortization of debt discount of $248,116 and a increase in inventory and accounts payable and accrued expenses of $115,547 and 70,485, respectively.

Cash provided by financing activities totaled $597,289 for the nine months ended March 31, 2010 consisting of proceeds from third party loans.

We expect capital expenditures to be nominal for the year ending June 30, 2010. These anticipated expenditures are for continued investments in property and equipment used in our business and software for our accounting and information systems.

Financing Needs

Since our inception on December 19, 2005 to March 31, 2010, we have generated revenues of $1,244,000 and have incurred an accumulated deficit of $5,141,046.  It is hoped that we will begin to achieve sustainable revenues in 2010 from sales of our Ionic Bulb product.  Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

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

Inventories / Cost of Goods Sold

The Company has adopted a policy to record inventory at the lower of cost or market determined by the first-in-first-out method. The elements of cost that comprise inventory and cost of good sold are FOB shipping point costs, freight and destination charges, customs and importation fees and taxes, customer broker fees (if any) and other related costs. Warehousing costs are charged to cost of goods in the period the costs are incurred. The Company provides inventory allowances based on estimates of obsolete inventories.

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2010.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting, the Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – REMOVED AND RESERVED.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Item No.	Description

31.1	Certification of Robert Babkie, Chief Executive Officer and Chief Financial Officer of Zevotek, Inc. pursuant to Rule 13a-14(a)
32.1	Certification of Robert Babkie, Chief Executive Officer and Chief Financial Officer of Zevotek, Inc. pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEVOTEK, INC.

May 17, 2010	/s/ Robert Babkie
Robert Babkie
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial and Accounting Officer)