Form 10-K
period 2010-06-30
Zevotek, Inc
filed 2010-09-29
CIK 1364208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period for          , 2010

Commission File No. 333-137210

ZEVOTEK, INC.

 (Name of small business issuer in its charter)

Delaware	05-0630427
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

900 Southeast Ocean Blvd Suite 130D Stuart, FL	34994
(Address of principal executive offices)	(Zip Code)

(772) 600-2676
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act: None

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐      No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

Revenues for year ended June 30, 2010: $184,919

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of December 31, 2009 based upon the closing price reported for such date on the OTC Bulletin Board was US $18,363,520.

As of September 27, 2010, the registrant had 207,022,478 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

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

TABLE OF CONTENTS

ITEM 1.   BUSINESS.

Our History

We were incorporated in the State of Delaware on December 19, 2005 and amended our Certificate of Incorporation on March 1, 2006. On March 1, 2006, we changed our name from The Diet Coffee Company, Inc. to Diet Coffee, Inc. and on June 26, 2008, we changed our name to Zevotek, Inc.   Our principal executive offices are located at 900 Southeast Ocean Boulevard, Suite 130D, Stuart, FL 34994. Our telephone number is (772) 600-2676.

Overview of Business

We are engaged in the direct marketing and distribution of consumer products.  Our first offering was the Slim Coffee product line, which featured coffee beverages. We no longer sell or market Slim Coffee products and will not in the future.  In May 2007, we entered into a license agreement to sell an air purifier that is contained in an energy saving compact fluorescent light bulb named the Ionic Bulb, which agreement was replaced by an Exclusive License and Sales Agreement dated February 24, 2009 under which we currently retain the exclusive worldwide rights to manufacture, market, use, sell, distribute and advertise the Ionic Bulb.  We market the Ionic Bulb through TV infomercials, our website newionicbulb.com and Amazon.com.  We plan to sell through catalogs and major U.S. retail and specialty stores.  We are seeking new products to sell.

Products

Ionic Bulb

On May 18, 2007, we entered into a license and supply agreement with an owner of the Ionic Bulb, which agreement was replaced by an Exclusive License and Sales Agreement dated February 24, 2009 under which we currently retain the exclusive worldwide rights to manufacture, market, use, sell, distribute and advertise the Ionic Bulb.  We sell the Ionic Bulb through our wholly owned subsidiary Ionicbulb.com, Inc.  The Ionic Bulb combines the performance features of ionic air cleaning technology with those of a 10,000 hour reduced energy use compact fluorescent light bulb (CFL). The Ionic Bulb contains an air purifying microchip ion emitter that is powered by the bulb's own energy. The Ionic Bulb is designed for use in any U.S. home. When illuminated, the Ionic Bulb via silent emission of negative ions helps to eliminate smoke, dust, pollen, pet dander and odors from the air within a surrounding 100 square foot area. The Ionic Bulb is designed for consumer use.  We believe the Ionic Bulb product to be a less expensive and space saving alternative to air purifiers.

Industry testing shows CFL bulbs, such as the Ionic Bulb use approximately 1/3 less energy than ordinary incandescent light bulbs. CFL bulbs can be used nearly anywhere that ordinary incandescent lights are used, including recessed fixtures, table lamps, track lighting, ceiling fixtures and porch lights.

Sales and Marketing

We market the Ionic Bulb through TV Infomercials and our website www.newionicbulb.com and Amazon.com.  We plan to market the Ionic Bulb through catalogs, magazines and major U.S. retail and specialty stores and distributors with sales territories outside the United States. Our plans can be further described as follows:

Infomercials - We developed and produced one and two minute  direct response television campaigns (infomercials) that are aired on major national and local broadcast television channels, superstations and cable networks. These campaigns are conducted locally, nationally, or both, depending on the specific product and anticipated demand.

Public relations – We have presented the Ionic Bulb on local television shows as a means of informing the public about the features and benefits of the Ionic Bulb.  We maintain contact with print and internet media publications to assist with news stories and reviews of the Ionic Bulb.  During 2010, the Ionic Bulb has appeared in national magazines, major metro newspapers, influential blogs and through the social networking outlets Facebook and Twitter.

Catalog Advertising – Ionic Bulb products may be marketed by third parties that operate catalog sales businesses.   We would sell these catalog companies our Ionic Bulb products for sale to their customers.  We believe that sales to catalogs are a source of revenue and product exposure to potentially large audiences.

Retail - We have also approached several major national chains and expect to have a comprehensive network of major retailers selling our products.  We use independent manufacturers representation firms to assist us with establishing retail sales of our products.

Internet - Our Ionic Bulb products are being made available for sale on our web sites www.zevo-tek.com and www.ionicbulb.com, Amazon.com, and are marketed using a streaming video presentation of the Ionic Bulb and its features.  We operate a merchant account enabling us to accept payment card transactions from all major credit card companies thereby facilitating the online purchase process through our corporate website.

Manufacturing and Distribution

We contract with unaffiliated manufacturers outside the U.S. to manufacture our products. Our Ionic Bulb is manufactured in China and is subject to import duties, which have the effect of increasing the amount we pay to obtain such products.

License Agreements, Trademarks and Patents

License and Supply Agreement

On May 18, 2007, we entered into that certain License and Supply Agreement (the “Original Agreement” ) with Jason Ryu, the purported sole owner, pursuant to which Mr. Ryu granted us an exclusive, commercial license to market, distribute, sell and manufacture the Ionic Bulb Product and the patents underlying the Ionic Bulb Product set forth under the term “Ionic Bulb Patents” on Exhibit A to the Agreement (the “Ionic Bulb Patents” ) which Original Agreement was terminated in July 2008 yet continued on an informal non-exclusive basis.  On February 24, 2009, we entered into an Exclusive License and Supply Agreement (the “Agreement” ) with Jason Ryu to, amongst other things, reclaim the license for the Ionic Bulb Products on an exclusive basis.  Under the Agreement, Mr. Ryu granted us a worldwide exclusive license (the “License”) to manufacture, have manufactured, market, use, sell distribute and advertise the Licensed Products (as defined in the Agreement) which includes the Ionic Bulb products.  In consideration of the License, we agreed to issue Mr. Ryu two million five hundred thousand (2,500,000) shares of our common stock (the “License Shares” ).   If either (a) we fail to file our quarterly and annual reports by the due date for such report (including, if applicable, any extensions permitted under Rule 12b-25 of the Securities Exchange Act of 1934, as amended) or (b) our Common Stock  is not quoted on the OTCBB on or before February 14, 2010, then the License shall (unless Licensee exercises the Option set forth under Section 3.2 of the Agreement) continue on a non-exclusive basis; provided , however, that in such instance we can issue to Ryu an additional amount of shares of Common Stock equal to $90,000 to maintain the License on an exclusive basis.

In addition, the Agreement also provides for the retention of Ryu as a non-exclusive independent contractor sales representative to obtain purchase orders for the Licensed Products on our behalf  In consideration for his consulting services, we agreed to issue Ryu 37,500 shares of Common Stock for each $100,000 in gross sales of the Licensed Product by Ryu (or any Sales Associate hired by him) on or before February 28, 2010 up to a maximum of 3,750,000 shares of Common Stock (collectively, the “Incentive Shares” ).  The Incentive Shares shall not vest unless Ryu (or any Sales Associate hired by him) shall have collectively procured gross sales of $5,000,000 for the Licensed Products on or before February 28, 2010 (the “Target”).  If Ryu fails to achieve the Target, such Incentive Shares shall be null and void and of no further force and effect.  In addition to the Incentive Shares, we also agreed to pay Ryu a commission at the rate 50% of all Net Profits (as defined on the Agreement) recognized by us on sales of the Licensed Products made by Ryu (or Sales Associates hired by Ryu) on our behalf during the period of this Agreement.  The Target has concluded without any sales, incentive shares or commissions realized.

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

A divisional application, serial no. 11/820,915, was filed and a patent has been granted.  It is directed to an ionic air purifying device in an appliance such as a fan (rather than in a CFL light bulb).

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

Competition

The air purifier market in which the Ionic Bulb competes is subject to competition since new products and sellers enter the market and compete for consumer dollars.  We have not yet achieved a market share, nor do we have a long operating history or large customer base. Our products compete with other air purifier products that are sold over the Internet, through catalogs and in retail and specialty stores. Our Ionic Bulb is competing with other products for placement on retail store shelves.  Retail store buyers are presented with many new products and choose products they want to place on their stores’ shelves.  Our Ionic Bulb competes with other products, including products that are wholly unrelated to air purifiers, for selection by retail store buyers.  Maintaining and gaining market share depends heavily on selection by retail store buyers of our Ionic Bulb product and, with respect to competition with other the air purifiers, the differentiation of our Ionic Bulb’s features, further product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches.

Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of CFL bulbs, such as those we plan to sell, are subject to regulation by one or more federal agencies, principally the Federal Trade Commission, or FTC, and to a lesser extent the Consumer Product Safety Commission. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States. Among other matters, regulation by the FTC covers product safety and claims made with respect to a product's ability to provide health-related benefits.

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

Employees

As of September 28, 2010 we had two full-time employee and no part-time employees. We have not experienced any work stoppages and we consider relations with our employee to be good.

ITEM 1A.  RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Risks Relating to Our Business :

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

WE HAVE A BRIEF OPERATING HISTORY IN THE AIR PURIFYING PRODUCTS INDUSTRY, WHICH COULD RESULT IN ERRORS IN MANAGEMENT AND OPERATIONS.

We recently entered the market for selling air purifier products with an introduction of the Ionic Bulb and have a brief history of operations.  We may not be able to manage entry into this market effectively, properly staff operations, chose effective strategic partners and failure to manage our business this market effectively could delay our ability to generate profitable operations.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated September 28, 2010, RBSM LLP stated that our consolidated financial statements for the year ended June 30, 2010, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit. Our continued net operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

WE COULD LOSE OUR EXCLUSIVE RIGHT TO MARKET AND SELL THE IONIC BULB

We believe we have complied with and remain in compliance with the terms of our exclusive license and sales agreement dated February 24, 2009 relating to the Ionic Bulb.  The licensor has expressed interest in renegotiating the terms of the agreement and we have engaged in discussions with the licensor about the terms of the license and other services the licensor can offer the company, including the introduction of new Ionic Bulb manufacturers and new products.  It is possible that the licensor could take action to terminate the license or modify its terms.  We believe there is no basis for such actions, however, the outcome of any such action is uncertain and could possibly result in the modification or loss of the license.

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

During the course of the preparation of our June 30, 2010 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition and inventory accounting. Some of these internal control deficiencies may also constitute deficiencies in our disclosure and internal controls.

WE ARE SEEKING ADDITIONAL FINANCING TO FUND OUR WHOLESALE AND DIRECT RESPONSE SALES BUSINESS, AND IF WE ARE UNABLE TO OBTAIN FUNDING WHEN NEEDED, WE MAY NEED TO SCALE BACK OUR OPERATIONS.

We have been financing our operations since our inception in December 19, 2005 with funds invested by our founders raised through a private placement of our common stock and through the issuance of promissory notes to unaffiliated third party investors.  We have used the financing to start up our direct response sales business. We need additional capital to continue our operations and will endeavor to raise funds through the sale of convertible notes and revenues from operations.

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

Furthermore, debt financing, if available, will require issuances of common stock to repay principal and interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to generate adequate revenues or successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

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

OUR FUTURE OPERATIONS ARE CONTINGENT ON OUR ABILITY TO RECRUIT EMPLOYEES TO EXPAND OUR DIRECT RESPONSE SALES BUSINESS.

In the event we are able to obtain necessary funding to operate our wholesale and direct response sales business, we expect to experience growth in the number of employees and the scope of our operations. In particular, we may hire additional sales, marketing and administrative personnel to advance our Ionic Bulb product sales. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. We believe that our ability to increase our customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to our future success.

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

ADDITIONAL FINANCING WILL BE NECESSARY FOR THE IMPLEMENTATION OF OUR MARKETING STRATEGY FOR OUR IONIC BULB PRODUCTS.

In developing and implementing our marketing strategy for our Ionic Bulb products, we will need to create additional infomercials and publicity campaigns. Once the marketing plans are implemented we will need to hire additional employees for the operation of our business. Accordingly we expect to need to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. Furthermore, debt financing, if available, will require payment of interest, fees and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding will jeopardize our ability to continue our business and operations.

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

WE ARE CONTROLLED BY OUR PRINCIPAL STOCKHOLDER.

Our series B stockholder holds a majority of the voting power of our outstanding capital stock and is entitled to vote on any matter presented to our stockholders.  Each share of series B preferred stock is entitled to 5,000 votes per share and as of the date hereof, all 1,000,000 shares of series B preferred stock issued are held by one person.  So long as this principal stockholder controls a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval.   This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

THERE IS PRESENTLY A LIMITED MARKET FOR OUR COMMON STOCK. ANY FAILURE TO DEVELOP OR MAINTAIN A TRADING MARKET COULD NEGATIVELY AFFECT THE VALUE OF OUR SHARES AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO SELL YOUR SHARES.

There is a limited market for our common stock.  Our common stock currently trades on the Over The Counter Bulletin Board or OTCBB and accordingly we rely on market-makers to provide quotations for the common stock and it is possible that market-maker will no longer want to provide such quotations. We also rely on brokerage firms accepting deposits of our common stock by our shareholders and due to our penny stock status, there is a limited number of brokerage firms that accept deposits of our common stock and execute trades of our common stock.  The market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

WE CURRENTLY TRADE ON THE OVER THE COUNTER BULLETIN BOARDWHICH LIMITS THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Our common stock currently trades on the Over The Counter Bulletin Board, which limits the ability of broker deals to sell our common stock and the ability of stockholders to sell our securities in the secondary market.  This limits the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

WE DO NOT INTEND TO PAY DIVIDENDS FOR THE FORSEEABLE FUTURE

We currently intend to retain earnings, if any, to support our growth strategy.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   DESCRIPTION OF PROPERTY.

Our current executive office is located at 900 Southeast Ocean Boulevard, Suite 130D, Stuart, FL 34994.  We do not own any property.  We lease office space on a month to month basis.

ITEM 3.   LEGAL PROCEEDINGS.

Metacomet Company, LLC v. Zevotek, Inc

Case No. 3:10CV1754 (MRK)

United States District Court, District of Connecticut

In or about May 2010, Metacomet Company, LLC (“Metacomet”), an alleged assignee of certain convertible promissory notes, commenced an action by the filing of a summons and complaint against the Company alleging a failure to comply with its demands to convert principal and interest under the promissory notes.  The Company served and filed its Answer on July 21, 2010, in which it denied the material allegations of the complaint and asserted numerous affirmative defenses.  The parties are presently in the discovery stage of this action.  The Company intends to vigorously defend this action.

ITEM 4.   REMOVED AND RESERVED.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the Over the Counter Bulletin Board under the symbol “ZVTK”. The following table shows the high and low bid prices for our common stock for each quarter since July 1, 2008.  All share prices have been adjusted to provide for the 1-50 reverse split effectuated on June 26, 2008.  On September 24, 2010, we filed a certificate of amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effectuate a reverse stock split on a 1 to 20 basis.  Although the amendment was effective with the State of Delaware on September 24, 2010, the reverse split will not be effected until the Company receives approval from the Financial Industry Regulatory Authority (“FINRA”).  Upon approval by FINRA, each holder of common stock will receive 1 share of the Company’s common stock for each 20 shares of the Company’s common stock they own. The Company will not issue fractional shares in connection with the foregoing split.  Fractional shares will be rounded up to the nearest whole share. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock.  Some of the bid quotations from set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations below have been adjusted to account for the 1 for 20 reverse split which, as stated above, is still subject to FINRA approval.

July 1, 2009 to June 30, 2010	High Bid	Low Bid
First quarter	$0.02	$0.02
Second quarter	0.20	0.16
Third quarter	0.10	0.08
Fourth quarter	0.02	0.02

July 1, 2008 to June 30, 2009	High Bid	Low Bid
First quarter	$2.80	$0.40
Second quarter	1.40	0.02
Third quarter	0.60	0.02
Fourth quarter	0.46	0.04

As of September 24, 2010 there were approximately 152 record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities, adjusted for the 1 for 20 reverse stock split, are authorized for issuance as of June 30, 2010:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
E Equity compensation plans approved by security holders	-	-
Equity compensation plans not approved by security holders	-	-	370,671,136	(1)(2)(3)(4)(5)
Total	-	-	370,671,136	(1)(2)(3)(4)(5)

(1)   2007 Stock Incentive Plan. The purpose of our 2007 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 21,450,000 shares, subject to adjustment, and as of June 30, 2010, we had issued 1,072,500 shares.

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

(2)   2007 Stock Incentive Plan No. 2. The purpose of our 2007 Stock Incentive Plan No. 2 is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 21,994,000 shares, subject to adjustment, and as of June 30, 2010, we had issued 1,099,700 shares.

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

(3)   2008 Stock Incentive Plan. The purpose of our 2008 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 33,000,000 shares, subject to adjustment, and as of June 30, 2010, we had issued 1,617,047 shares.

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

(4)   2008 California Stock Incentive Plan. The purpose of our 2008 California Stock Incentive Plan is to advance the best interests of the company by providing those persons who are residents of California and who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 33,000,000 shares, subject to adjustment, and as of June 30, 2010, we had issued 1,646,260 shares.

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

2009 Stock Incentive Plan. On September 15, 2009, our board of directors adopted the 2009 Stock Incentive Plan .   The purpose of our 2009 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 136,715,000 shares, subject to adjustment and as of June 30, 2010, we had issued 2,670,000 shares.

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

2009 California Stock Incentive Plan.  On September 15, 2009, our board of directors adopted the 2009 California Stock Incentive Plan.   The purpose of our 2009 California Stock Incentive Plan is to advance the best interests of the company by providing those persons who are residents of California and who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 136,715,000 shares, subject to adjustment and as of June 30, 2010, we had issued 4,097,357 shares.

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

Equity Compensation Plans Adopted Subsequent to June 30, 2010

2010 Equity Incentive Plan. On August 17, 2010, our board of directors adopted the 2010 Equity Incentive Plan.   The purpose of our 2010 Equity Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 350,000,000 shares, subject to adjustment.

RECENT SALES OF UNREGISTERED SECURITIES

1.
During the quarter ended June 30, 2010, we issued an aggregate of 34,137,100 shares of common stock upon conversions of 10% convertible promissory notes and accrued interest. The aggregate principal and interest amount of these notes that were converted was $68,274. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

2.
Since June 30, 2010, we issued an aggregate of 20,500,000 shares of common stock upon conversions of 10% convertible promissory notes and accrued interest. The aggregate principal and interest amount of these notes that were converted was $41,000. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

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

Company History

We were incorporated in the State of Delaware on December 19, 2005 and amended our Certificate of Incorporation on March 1, 2006. On March 1, 2006, we changed our name from The Diet Coffee Company, Inc. to Diet Coffee, Inc. and on June 26, 2008, we changed our name to Zevotek, Inc.   Our principal executive offices are located at 900 Southeast Ocean Boulevard, Suite 130D, Stuart, FL 34994. Our telephone number is (772) 600-2676.

On September 24, 2010, we filed a certificate of amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effectuate a reverse stock split on a 1 to 20 basis.  Although the amendment was effective with the State of Delaware on September 24, 2010, the reverse split will not be effected until the Company receives approval from FINRA.  Upon approval by FINRA, each holder of common stock will receive 1 share of the Company’s common stock for each 20 shares of the Company’s common stock they own. The Company will not issue fractional shares in connection with the foregoing split.  Fractional shares will be rounded up to the nearest whole share. All per share numbers quoted herein are reflective of the 1:20 reverse split.

We are engaged in the direct marketing and distribution of consumer products.  Our first offering was the Slim Coffee product line, which featured coffee beverages. We no longer sell or market Slim Coffee products and will not in the future.  In May 2007, we entered into a license agreement to sell an air purifier that is contained in an energy saving compact fluorescent light bulb named the Ionic Bulb, which agreement was replaced by an Exclusive License and Sales Agreement dated February 24, 2009 under which we currently retain the exclusive worldwide rights to manufacture, market, use, sell, distribute and advertise the Ionic Bulb.  We market the Ionic Bulb through TV infomercials, our website newionicbulb.com and Amazon.com.  We plan to sell through catalogs and major U.S. retail and specialty stores.  We are seeking new products to sell.

Comparison of Fiscal Years Ended June 30, 2010 To June 30, 2009

Results of Operations

Revenue

Our sales were $184,919 for the year ended June 30, 2010 as compared to $0 for the year ended June 30, 2009, consisting of Ionic Bulb sales.  The increase of $184,919 or 100 % was due to the start of our sales activities. In December 2009, we began test marketing the Ionic Bulb in the U.S.  Our test marketing consisted of airing our two-minute Ionic Bulb infomercial on a variety of U.S. cable television channels at different times of the day and days of the week.  The television test marketing, which began on December 28, 2009, is designed to find viewing audiences more inclined to purchase Ionic Bulbs and to educate viewers on the Ionic Bulb's performance and money saving features which can be beneficial to promote planned retail sales of Ionic Bulbs. We also introduced the Ionic Bulb to journalists at magazines, newspapers, electronic journals and blogs to gain publicity and reviews for our product.  Sales for the year ended June 30, 2010 are comprised of Ionic Bulb orders placed by individual consumers who called toll-free telephone numbers that appeared in our TV ads or visited to our www.newionicbulb.com website and shipped on or before June 30, 2010. Revenues exclude shipping and handling fees, which we include as an offset to our shipping and handling costs.  In February 2010, we changed advertising agencies, modified our TV ad, changed our Ionic Bulb sales offer, changed our call center script and modified our website’s shopping cart.  During the process of making the changes, we reduced the frequency of our TV advertising, which had the effect of reducing our revenues at the time.  Sales will increase in future periods in connection with our plan to establish a retail sales channel consisting of sales of Ionic Bulbs to U.S. retailers, speciality stores, and catalog and e-commerce merchants.  We have started efforts to establish our retail sales channel and expect to begin seeing additional sales results after we have further developed market awareness for our Ionic Bulb, a needed prerequisite for successful relationships with retailers. In June 2010, we shipped Ionic Bulbs directly from our supplier to two retail customers overseas who accounted for $131,217 of our total revenues or 71%.

Cost of Sales

Our cost of sales was $147,372 for the year ended June 30, 2010 as compared to $0 for the year ended June 30, 2009.  The increase in cost of sales of $147,372 is attributable to the fact that we had sales of products in the year ended June 30, 2010.

Gross Profit

Our gross profit was $37,547 for the year ended June 30, 2010.  Our gross profit was $0 for the year ended June 30, 2009 and our gross profit percentage was 20.3% for the year then ended.

Operating expenses

Operating expenses for the fiscal year ended June 30, 2010 were $1,002,216 as compared to $320,050 for the year ended June 30, 2009. The increase of $682,166 or 213.1% was primarily due to the start of Ionic Bulb sales and marketing operations. Selling expenses were comprised of advertising and marketing costs in connection with starting an Ionic Bulb product sales and marketing campaign that began generating Ionic Bulb sales orders in late December 2009.  We incurred $623,750 and $316,250 in general and administrative expenses for the year ended June 30, 2010 and 2009, respectively.

Net Income and Loss

Our net loss was $1,339,002 for the fiscal year ended June 30, 2010 and our net loss was $821,798 for the fiscal year ended June 30, 2009. The increase of $517,204 or 63% was primarily attributed to the increase operating expenses related to the Ionic Bulb operations. We developed a sales and marketing campaign to sell the Ionic Bulb directly to consumers and to retailers, specialty stores, catalog sales companies, e-commerce companies and international distributors.  We incurred the costs of developing a campaign during the year ended June 30, 2010 with the expectation that the campaign will generate significant sales in fiscal year ending June 30, 2011.

Our net loss per common share was ($0.02) (basic and diluted) for fiscal year ended June 30, 2010 as compared to our ($0.36) (basic and diluted) net loss per common share for the fiscal year ended June 30, 2009.

The weighted average number of outstanding shares was 86,985,247 (basic and diluted) for fiscal year ended June 30, 2010 as compared to 2,272,826 (basic and diluted) for the fiscal year ended June 30, 2009.

Liquidity and Capital Resources

Overview

As of June 30, 2010, we had a working capital deficit of $1,478,126.  As of June 30, 2009, we had a working capital deficit of $1,417,761. Our cash position at June 30, 2010 was $132,517 as compared to $0 as of June 30, 2009.

For fiscal year ended June 30, 2010, net cash used in operating activities was $687,872, consisting primarily of a net loss of $1,339,002, adjusted primarily for common stock issued for services of $276,297 and an amortization of beneficial conversion feature related to our convertible promissory notes of $301,219.

Cash provided by financing activities totaled $820,389 consisting of proceeds from third party loans.

We had no capital expenditures for the year ending June 30, 2010. These anticipated expenditures are for sales and marketing support collateral, including infomercials and retail store presentation materials.

Financing

As of June 30, 2010, we have raised an aggregate of $1,319,803 in financing through private placement of our common stock and through the issuance of promissory notes to unaffiliated third party investors.

Financing Needs

Since our inception on December 19, 2005 to June 30, 2010, we have generated revenues of $1,390,261 and have incurred a net loss of $5,485,025. It is hoped that we will begin to achieve sustainable revenues within the next 12 months, of which there can be no guarantee.  Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

The independent auditor's report on our June 30, 2010 financial statements included in this Annual Report states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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

Reverse Stock Splits

Effective June 26, 2008, the Company authorized for its common stock  a 50:1 reverse stock split  Also, par value for the Preferred Stock and Common stock was changed to $.00001 per share   All preferred and common stock and related information have been retroactively restated.

On September 24, 2010, we filed a certificate of amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effectuate a reverse stock split on a 1 to 20 basis.  Although the amendment was effective with the State of Delaware on September 24, 2010, the reverse split will not be effected until the Company receives approval from FINRA.  Upon approval by FINRA, each holder of common stock will receive 1 share of the Company’s common stock for each 20 shares of the Company’s common stock they own. The Company will not issue fractional shares in connection with the foregoing split.  Fractional shares will be rounded up to the nearest whole share. All per share numbers quoted herein are reflective of the 1:20 reverse split.

Revenue Recognition

Revenues are recognized in the period that products are provided. For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification 605, “Revenue Recognition SEC Staff Accounting Bulletin Topic 13” (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the requirements of ASC 505 “Equity” and ASC 718-10 “Stock Compensation”, under the modified prospective transition method. The standards require the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period.

Under ASC 718-10, stock based compensation cost will be recognized over the period during which an employee is required to provide service in exchange for the award. ASC 718-10 also requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adoption of ASC 718-10 (the “APIC pool”). The Company has evaluated its APIC pool and has determined that it was immaterial as of January 1, 2006. ASC 718-10 also amends ASC 230 “Cash Flows”, to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows.

The Company made no employee stock-based compensation grants before June 30, 2008 and during the years ended June 30, 2010 and 2009; therefore has no unrecognized stock compensation related liabilities or expense unvested or vested.

ITEM 8.   FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-19.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, our Chief Executive Officer/Chief Financial Officer carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of June 30, 2010 due to the identification of a material weakness. A material weakness is a control deficiency or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the course of the preparation of our June 30, 2010 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition and inventory accounting. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

In addition, we have a limited number of employees and is not able to have proper segregation of duties based on the cost benefit of hiring additional employees solely to address the segregation of duties issue. We compensate for the lack of segregation of duties by employing close involvement of management in day-to-day operations.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Our Chief Executive Officer/Chief Financial Officer is in the process of implementing a more effective system of controls, procedures and other changes in the areas of revenue recognition and inventory accounting to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.

Changes in Internal Controls over Financial Reporting

Other than the identification of the material weakness described above, there have not been any other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table shows the names and ages of our directors and executive officers and the positions they hold as of the date of this Annual Report.

 ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of the Company’s executive officers and directors as of June 30, 2010. Executive officers are elected annually by the Company’s Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by the Company’s shareholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Positions and Offices Held
Robert Babkie	53	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Anthony Intrieri	71	Director
Indira Tovar	36	Director

The following summarizes the occupation and business experience for the Company’s officers, directors, and key employees

Robert Babkie

On February 25, 2010, the Company’s board of directors appointed Robert Babkie as Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director.  Prior to his appointment, Mr. Babkie, 52, had been retired since 2008.  Mr. Babkie has over 27 years executive officer experience managing international importing, exporting and trading businesses.  From 1995 to 2008, he was president and chief executive officer of Babkie Stainless Corp., an international trading firm specializing in the import and export of stainless steel.  The U.S. based company had an international customer base, was closely engaged in doing business in China and had core competencies in selling stainless steel, warehousing and logistics and trade financing.  From 1980 to 1985, Mr. Babkie was vice president and sales manager of Babkie International Corp., an international trading firm specializing in the import and export of non-ferrous metals. Mr. Babkie was appointed to our board of directors based on his foregoing qualifications and general industry knowledge.

Anthony Intrieri

On January 26, 2010, we appointed Anthony Intrieri as a director and chairman of the board of the Company.  Prior to his appointment as a director and chairman of the board of the Company, Mr. Intrieri owned and served as president of ARS Limosine Corp., a privately held New York based limousine fleet service company from 2000 until its sale in 2006.  Between the sale of his company and his appointment as a director of the Company, Mr. Intrieri was retired.  He previously owned and served as president of Forham Medical Center, a privately held New York based medical service center. Mr. Intrieri is an investor in Zevotek, Inc. and currently owns the Company’s Series B preferred stock that he acquired in May 2008.  Mr. Intrieri was appointed to our board of directors based on his foregoing qualifications and general industry knowledge.

Indira Tovar

On October 16, 2009, we appointed Indira Tovar as a director of the Company.  Prior to her appointment as director of the Company, Ms. Tovar was employed by VOIP, Inc., a Miami, Florida based international seller of telecommunication products and services, for the period from 2002 to 2007.  Ms. Tovar provided managed investor relations, developed marketing materials for Latin America and Germany, handled new customers, provided training and maintained ongoing contact with new customers.  From 2007 to her appointment in October 2009, Ms. Tovar has resided in Europe and managed her personal investments. Ms. Tovar was appointed to our board of directors based on her foregoing qualifications and general industry knowledge.

Board of Directors, Board Meetings and Committees

Our board of directors held no formal meetings during the most recently completed fiscal year. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Delaware and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between the Company’s officers and directors and the Company.

From time to time, one or more of the Company’s affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that the Company own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with the Company’s business with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which the Company’s affiliates are associated. The Company’s affiliates are in no way prohibited from undertaking such activities, and neither the Company nor the Company’s shareholders will have any right to require participation in such other activities.

Further, because The Company intend to transact business with some of the Company’s officers, directors and affiliates, as well as with firms in which some of the Company’s officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. The Company believes that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, The Company have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of the Company’s disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by the Company’s directors.

The Company’s policies and procedures regarding transactions involving potential conflicts of interest are not in writing.  The Company understands that it will be difficult to enforce the Company’s policies and procedures and will rely and trust the Company’s officers and directors to follow the Company’s policies and procedures.  The Company will implement the Company’s policies and procedures by requiring the officer or director who is not in compliance with the Company’s policies and procedures to remove himself and the other officers and directors will decide how to implement the policies and procedures, accordingly.

Involvement in Certain Legal Proceedings

To the Company’s knowledge, during the past ten (10) years, none of the Company’s directors, executive officers, promoters, control persons, or nominees has been:

Є
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

Є	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

Є
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

Є	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law

Director Independence

Our Board of Directors has determined that currently Indira Tovar and Anthony Intrieri  qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. – Marketplace Rule 4200.

Board Leadership Structure and Role in Risk Oversight

Robert Babkie has been our Chief Executive Officer since February 25, 2010 and Anthony Intrieri has been the Chairman of our Board of Directors since January 26, 2010.  Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, the Company believes separating the roles of Chief Executive Officer and Chairman of the Board of Directors is the best leadership structure for the Company.

The Company currently has three directors, two of which are considered “independent”, including the Chairman. The Board is actively involved in oversight of the Company’s day to day activities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended June 30, 2010, all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 900 Southeast Ocean Boulevard, Suite 130D, Stuart, FL 34994.

ITEM 11. EXECUTIVE COMPENSATON

The following table sets forth the compensation paid to the Chief Executive Officer and our other executive officers for services rendered during the fiscal years ended June 30, 2010, 2009 and 2008.

Summary Compensation Table

					Stock		Option		All Other
Name and Position	Year	Salary		Bonus	Awards ($)		Awards ($)		Compensation	Total ($)
	2010	$92,000		—	$10,500		—		$40,000	$142,500
Adam Engel	2009	120.000	(1)	—	11,123.97	(2)	—		—	131,123.97
Chairman, President,	2008	120,000	(3)	—	—		$36,000	(4)	$	156,000
Chief Executive Officer,
CFO and Secretary (resigned February 25, 2010 )

Robert Babkie	2010	$24,000		—	—		—		—	$24,000
President, Chief Executive Officer
CFO and Director (appointed February 25, 2010)

(1) $99,517 of this amount was accrued as salary and not paid.
(2) On April 7, 2009, the board of directors granted Mr. Engel 33,709 shares of common stock as a stock award for accrued salary.
(3)  All cash compensation due Mr. Engel for the year ended June 30, 2008 was accrued and not paid.
(4) On December 13, 2007, the Company agreed to grant Mr. Engel an option award of 3,600 shares at an exercise price of $0.01 per share, which option vests at the rate of 100 shares per month. The amounts set forth in the table have been adjusted to reflect the 1 for 50 reverse stock split effected June 26, 2008 and the 1 for 20 reverse stock split effected September 24, 2010.

Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock awards and stock options granted to the Named Executive Officers in Fiscal 2010.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh))	Grant Date Fair Value of Stock and Option Awards
Adam Engel*	-	-	-	-	-	-	-	-
Robert Babkie	-	=	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at the end of Fiscal 2010.

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Adam Engel*	—	—	—	—	—	—
Robert Babkie	—	—	—	—	—	—

*Mr Engel resigned from all positions on February 25, 2010.

(1)
On December 13, 2007, the Company agreed to grant Mr. Engel an option award of 3,600 shares of our common stock with exercise price $0.01, which options would vest at a rate of 100 shares per month. The amounts set forth in the table have been adjusted to reflect the 1 for 50 reverse stock split effected June 26, 2008 and the 1 for 20 reverse stock split effected on September 24, 2010.  Mr. Engel’s options terminated with his resignation.

Option Exercises and Stock Vested

No stock options were exercised by any Named Executive Officers in Fiscal 2010

Employment Agreements

NONE

Potential Payments upon Termination

On December 13, 2007, the Company entered into an employment agreement with its then CEO/CFO, Adam Engel for a term of three years, subject to renewal.  In consideration for Mr. Engel serving as CEO and CFO, the Company agreed to pay Mr. Engel $120,000 per year, payable in cash or shares of the Company's common stock.  On February 25, 2010, Mr. Engel resigned as CEO/CFO of the Company and in connection therewith received $20,000 in cash. On May 21, 2010 the Company entered into a consulting agreement with Mr. Engel for a term of five months.  In consideration for his consulting services, the Company pays Mr. Engel a consulting fee of $10,000 in shares of the Company's common stock per month.

Compensation of Directors

None of our directors received any compensation for their services in the period ended June 30, 2010. All directors are entitled to reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.  In August 2010, we issued 750,000 shares our common stock to each of our directors as compensation for their services as board members.

Audit Committee

We do not have an audit committee at this time.

Certain Relationships and Related Transactions

The Company will present all possible transactions between us and the Company’s officers, directors or 5% shareholders, and the Company’s affiliates to the Board of Directors for their consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 27, 2010 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

 The following table assumes that there are 207,022,478 (taking into account the 1:20 reverse split) common shares issued and outstanding on September 27, 2010.  Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.  A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right.  Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

Amount and Nature of Beneficial Ownership
Name And Address (1)	Number Of Common Shares Beneficially Owned	Percentage Owned (2)	Number Of Series A Preferred Shares Beneficially Owned (3)	Number Of Series B Preferred Shares Beneficially Owned (3)

Robert Babkie	887,500	*	_	_

Indira Tovar	750,000	*	_	_

Anthony Intrieri 60 Schofield Street Bronx, NY 10464	750,000	*	_	1,000,000	(3)

All directors and officers as a group (3 person)	2,387,500	1.2	_	1,000,000	(3)

*Less than 1%
(1)	Unless otherwise noted, the address is 900 Southeast Ocean Boulevard, Suite 130D, Stuart, FL 34994.
(2)	Based on 207,022,478 common shares, 50,000 Series A Preferred Shares, and 1,000,000 Series B Preferred Shares issued and outstanding on September 24, 2010.
(3)
Holders of our common stock are entitled to one vote per share, for a total of 207,022,478 votes. Holders of our Series A preferred stock are entitled to 10,000 votes per share, for a total of 500,000,000 votes. Holders of our Series B preferred stock are entitled to 5,000 votes per share, for a total voting power equal to 5,000,000,000 votes on September 27, 2010.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

RBSM LLP, billed us $25,000 in fees for our annual audit for the year ended June 30, 2010, and $15,000 in fees for the review of our quarterly financial statements for that year.

RBSM LLP, billed us $25,000 in fees for our annual audit for the year ended June 30, 2009, and $15,000 in fees for the review of our quarterly financial statements for that year.

AUDIT-RELATED FEES

We did not pay any fees RBSM LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal years 2010 and 2009.

TAX FEES

           We did not pay any fees to RBSM LLP for tax compliance, tax advice, tax planning or other work during our fiscal years 2010 and 2009.

ALL OTHER FEES

      There were no other fees billed by RBSM LLP for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We do not currently have an Audit Committee.  The policy of our Board of Directors, which acts as our Audit Committee, is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis

ITEM 15.  EXHIBITS.

3.1	Registrant’s Certificate of Incorporation.(1)
3.2	Certificate of Amendment to Registrant’s Certificate of Incorporation.(1)
3.3	Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock.(1)
3.4	Registrant’s By-Laws.(1)
3.5	Certificate of Designations, Powers, Preferences and Rights of Series B Preferred Stock (11)
4.1	Form of Warrant.(1)
4.2	2007 Stock Incentive Plan (2)
4.3	2007 Stock Incentive Plan No. 2 (7)
4.4	2008 Stock Incentive Plan (8)
4.5	2008 California Stock Incentive Plan (9)
4.6	Form of Convertible Note (10)
4.7	2009 Stock Incentive Plan (14)
4.8	2009 California Stock Incentive Plan (15)
4.9	Certificate of Amendment to Certificate of Incorporation (16)
4.10	Certificate of Amendment to Certificate of Incorporation (18)
10.1	Employment Agreement by and between David Stocknoff and Diet Coffee, Inc., dated as of July 16, 2006.(1)
10.2	Employment Agreement by and between David Attarian and Diet Coffee, Inc., dated as of July 16, 2006.(1)
10.3	Form of Subscription Agreement.(1)
10.4	License and Supply Agreement dated as of May 18, 2007 by and among Diet Coffee, Inc. and Jason Ryu. (3)
10.5	Letter Agreement dated October 5, 2007 between Diet Coffee, Inc. and David Stocknoff (4)
10.6	Letter Agreement dated October 5, 2007 between Diet Coffee, Inc. and David Attarian (4)
10.7	Consulting Agreement dated October 12, 2007 between Diet Coffee, Inc. and David Stocknoff (4)
10.8	Consulting Agreement dated October 12, 2007 between Diet Coffee, Inc. and David Attarian (4)
10.9	Employment Agreement with Adam Engel (5)
10.10	Supply Agreement (6)
10.11	Factoring Agreement (6)
10.12	Assignment of License and Supply Agreement (6)
10.13	Guarantee (6)
10.14	Anti-Fraud Agreement (6)
10.15	Exclusive License and Sales Agreement (12)
10.16	Distribution Agreement (13)
23.1	Consent of Independent Public Accountants, RBSM, LLP *
31.1	Certification of Robert Babkie, President and Chief Financial Officer of Zevotek, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Robert Babkie, President and Chief Financial Officer of Zevotek, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002 *
 *Filed Herewith

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 (File No. 333-137210), as amended, originally filed with the SEC on September 8, 2006 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-145985) filed with the SEC on September 11, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K dated May 18, 2007and incorporated herein by reference.
(4)	Filed as an exhibit to our Annual Report on Form 10KSB for the year ended June 30, 2007 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K (filed with the SEC on December 14, 2007 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2007 and incorporated herein by reference.
(7)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-148050) filed with the SEC on December 13, 2007 and incorporated herein by reference.

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
(16)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 19, 2009 and incorporated herein by reference
(17)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-169065) filed with the SEC on August 26, 2010 and incorporated herein by reference
(18)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 27, 2010

SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEVOTEK, INC.

Date: September 28, 2010	By:	/s/ Robert Babkie
Robert Babkie
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Robert Babkie	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	September 28, 2010
Robert Babkie

By: /s/ Anthony Intrieri	Chairman of the Board of Directors	September 28, 2010
Anthony Intrieri

By: /s/ Indira Tovar	Director	September 28, 2010
Indira Tovar

PART 1:	FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ZEVOTEK, INC.

Index to Financial Statements

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F -3

Consolidated Statement of Operations	F - 4

Consolidated Statement of Statement of Deficiency in Stockholders’ Equity	F - 5

Consolidated Statements of Cash Flows	F - 6

Notes to Consolidated Financial Statements	F-7 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Zevotek, Inc.
Stuart, FL  34994

We have audited the accompanying consolidated balance sheets of Zevotek, Inc. (the "Company") as of June 30, 2010 and 2009 and the related consolidated statements of operations, deficiency in stockholders' equity and cash flows for each of the two years in the period ended June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zevotek, Inc. as of June 30, 2010 and 2009, and the results of its operations, deficiency in stockholders’ equity and its cash flows for each of the two years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
Certified Public Accountants

New York, New York
September 28, 2010

ZEVOTEK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2010	2009

ASSETS

Current assets:
Cash	$132,517	$—
Accounts receivable	6,269	—
Inventory	98,247	—
Prepayments and other current assets	17,993	17,000
Total current assets	255,026	17,000

Other assets:
Security deposit	5,000	—
Licensing agreement	40,000	40,000
Total assets	$300,026	$57,000

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$705,855	$1,232,271
Advances payable	820,389	44,000
Convertible notes payable and demand notes (net of debt discount of $53,692 and $166,595 as of June 30, 2010 and 2009, respectively)	182,557	134,139
Customer deposits	24,351	24,351
Total current liabilities	1,733,152	1,434,761

Long term portion of convertible notes payable (net of debt discount of $22,916 and $167,232 as of June 30, 2010 and 2009, respectively)	21,084	39,664

Deficiency in stockholders' equity:
Series A Preferred stock, $0.00001 par value; 10,000,000 shares authorized; 50,000 shares issued and outstanding as of June 30, 2010 and 2009	1	1
Series B Preferred stock, $0.00001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of June 30, 2010 and 2009	10	10
Common stock, $0.00001 par value, 5,000,000,000 shares authorized; 173,594,998 and 8,804,619 shares issued as of June 30, 2010 and 2009, respectively	1,736	88
Common stock to be issued	30,000	30
Treasury stock, 2,000 shares as of June 30, 2010 and 2009	—	—
Additional paid in capital	3,999,068	2,728,469
Accumulated deficit	(5,485,025)	(4,146,023)
Total deficiency in stockholders' equity	(1,454,210)	(1,417,425)
Total liabilities and deficiency in stockholders' equity	$300,026	$57,000

The accompanying notes are an integral part of the consolidated financial statements.

ZEVOTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2010	2009
REVENUES:
Sales	$184,919	$-

Cost of sales	147,372	-

Gross profit	37,547	-

OPERATING EXPENSES:
Selling	378,466	3,800
General and administrative	623,750	316,250
Total operating expense	1,002,216	320,050

Loss from operations	(964,669)	(320,050)

OTHER EXPENSE:
Interest, net	(73,114)	(76,763)
Amortization of beneficial conversion feature	(301,219)	(424,985)
Total other expense	(374,333)	(501,748)

Net loss before provision for income taxes	(1,339,002)	(821,798)

Income taxes	-	-

NET LOSS	$(1,339,002)	$(821,798)

Net loss per common share, basic and fully diluted	$(0.02)	$(0.36)

Weighted average number of common shares outstanding, basic and fully diluted	86,985,247	2,272,826

The accompanying notes are an integral part of these consolidated financial statements.

ZEVOTEK, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
For the Two Years Ended June 30, 2010

	Preferred stock
	Series A		Series B		Common stock		Common Stock To	Treasury stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2008	50,000	$1	1,000,000	$10	189,246	$2	$—	—	$—	$2,013,417	$(3,324,225)	$(1,310,795)
Common stock issued for services rendered	—	—	—	—	1,152,876	11	—	—	—	189,212	—	189,223
Common stock issued for previously incurred debt	—	—	—	—	77,697	1	—	—	—	6149	—	6,150
Common stock issued for licensing agreement	—	—	—	—	2,500,000	25	—	—	—	39,975	—	40,000
Conversion of debt and accrued interest for common stock	—	—	—	—	4,884,800	49	30	—	—	21,867	—	21,946
Common stock issued and held in treasury	—	—	—	—	—	—	—	2,000	—	—	—	—
Fair value of Beneficial conversion feature	—	—	—	—	—	—	—	—	—	457,849	—	457,849

Net loss	—	—	—	—	—	—	—	—	—	—	(821,798)	(821,798)
BALANCE, June 30, 2009	50,000	$1	1,000,000	$10	8,804,619	$88	$30	2,000	$—	$2,728,469	$(4,146,023)	$(1,417,425)
Common stock issued for services rendered	—	—	—	—	6,670,600	66	—	—	—	276,230	—	276,296
Common stock issued for accrued expenses	—	—	—	—	1,500,000	15	—	—	—	489,734	—	489,749
Conversion of debt and accrued interest for common stock	—	—	—	—	155,698,350	1,557	(30)	—	—	309,569	—	311,096
Common stock issued for officer’s compensation	—	—	—	—	350,000	4	—	—	—	10,496	—	10,500
Fair value of Beneficial conversion feature	—	—	—	—	—	—	—	—	—	44,000	—	44,000
Common stock to be issued to former officer for accrued compensation	—	—	—	—	571,429	6	30,000	—	—	140,570	—	170,576

Net loss	—	—	—	—	—	—	—	—	—	—	(1,339,002)	(1,339,002)
BALANCE, June 30, 2010	50,000	$1	1,000,000	$10	173,594,998	$1,736	$30,000	2,000	$—	$3999,068	$(5,485,025)	$(1,454,210)

The accompanying notes are an integral part of the consolidated financial statements.

ZEVOTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,339,002)	$(821,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	276,297	189,223
Common stock issued for officer’s compensation	10,500	—
Bad debt allowance	—	30,345
Amortization of beneficial conversion feature	301,219	424,985
(Increase) decrease in:
Accounts receivable	(6,269)	—
Inventory	(98,247)	—
Prepayments	(993)	(17,000)
Other assets	(5,000)	—
(Decrease) increase in:
Accounts payable and accrued expenses	173,623	(38,964)
Net cash used in operating activities	(687,872)	(233,209)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable	820,389	44,000
Proceeds from loans	—	182,454
Net cash provided by financing activities	820,389	226,454

Net increase (decrease) in cash and cash equivalents	132,517	(6,755)
Cash and cash equivalents, beginning of year	—	6,755

Cash and cash equivalents, end of year	$132,517	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid	$—	$—
Taxes paid	$—	$—
NON-CASH ITEMS:
Common stock issued for licensing agreement	$—	$40,000
Common stock issued for settlement of accrued liabilities	$700,039	$—
Exchange of convertible debenture for advances payable	$44,000	$28,096
Common stock issued for settlement of debt	$271,379	$21,560

The accompanying notes are an integral part of the consolidated financial statements.

ZEVOTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

On September 24, 2010, the Company filed a certificate of amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effectuate a reverse stock split on a 1 to 20 basis.  Although the amendment was effective with the State of Delaware on September 24, 2010, the reverse split will not be effected until the Company receives approval from the Financial Industry Regulatory Authority (“FINRA”).  Upon approval by FINRA, each holder of common stock will receive 1 share of the Company’s common stock for each 20 shares of the Company’s common stock they own. The Company will not issue fractional shares in connection with the foregoing split.  Fractional shares will be rounded up to the nearest whole share. All per share numbers quoted herein are reflective of the 1:20 reverse split. All common stock and related information have been retroactively restated.

Revenue Recognition

Revenues are recognized in the period that products are provided. For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification 605, “Revenue Recognition SEC Staff Accounting Bulletin Topic 13” (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

ASC 605 incorporates Accounting Standards Codification 605-25, “Revenue Recognition Multiple Element Arrangements”.  ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Consideration Paid to Customers

The Company offers our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales.  No customer incentives are included in sales for the years ended June 30, 2010 and 2009.

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

Cash and Cash Equivalents

For the purpose of the accompanying consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

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

Inventories consist of finished products available for sale to distributors and customers. At June 30, 2010 and 2009, finished Goods inventory was $98,247 and $0, respectively.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories.  As of June 30, 2010 and 2009, the allowance for doubtful accounts was $0.

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

Impairment of long lived assets

The Company has adopted Accounting Standards Codification 360 "Property, Plant and Equipment" (“ASC 360”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Advertising

The Company charges the costs of advertising to expenses as incurred.  The Company charged $287,696 and $3,800 to operations for the years ended June 30, 2010 and 2009, respectively.

Comprehensive Income (Loss)

The Company adopted Accounting Standards Codification subtopic 220-10, “Comprehensive Income” (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities. The Company does not have any items of comprehensive income in the periods presented, that are not already presented in the statement of operations.

Income Taxes

The Company has adopted Accounting Standards Codification 740,  “Income Taxes” (“ASC 740”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Effective January 1, 2007 the Company adopted an amendment to the requirements of ASC 740. The amended standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

ASC 740-10-25-5 “Income Taxes—Overall—Recognition—Basis Recognition Threshold”, (“Tax Position Topic”) provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, i.e. “more-likely-than-not”, that the income tax positions must achieve before being recognized in the financial statements. In addition, the Tax Position Topic requires expanded annual disclosures, including a roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months.

As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ended June 30, 2010.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standards Codification 730 "Research and Development" (“ASC 730”). Under ASC 730, all research and development costs must be charged to expense as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for years ended June 30, 2010 and 2009.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the requirements of ASC 505 “Equity” and ASC 718-10 “Stock Compensation”, under the modified prospective transition method. The standards require the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period.

Under ASC 718-10, stock based compensation cost will be recognized over the period during which an employee is required to provide service in exchange for the award. ASC 718-10 also requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adoption of ASC 718-10 (the “APIC pool”). The Company has evaluated its APIC pool and has determined that it was immaterial as of January 1, 2006. ASC 718-10 also amends ASC 230 “Cash Flows”, to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows.

The Company made no employee stock-based compensation grants before June 30, 2008 and during the years ended June 30, 2010 and 2009; therefore has no unrecognized stock compensation related liabilities or expense unvested or vested.

Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants would have been excluded as common stock equivalents in the diluted loss per share because there effect is anti-dilutive on the computation.

 Potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 2,546,151,911 and 4,836,404,514, respectively at June 30, 2010 and 2009, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

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

Recent Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental U.S. GAAP. The historical U.S. GAAP hierarchy was eliminated and the ASC became the only level of authoritative U.S. GAAP, other than guidance issued by the SEC. The Company’s accounting policies were not affected by the conversion to the ASC. However, references to specific accounting standards in the notes to our c consolidated financial statements have been changed.

Effective July 1, 2009, the Company adopted the provisions of a FASB pronouncement issued in December 2007 regarding business combinations and consolidation. The pronouncement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements

Effective July 1, 2009, the Company adopted the provisions of a FASB pronouncement issued in April 2009 regarding assets and liabilities assumed in a business combination that arise from contingencies. The pronouncement requires that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If the fair value cannot be reasonably estimated the asset or liability would generally be recognized in accordance with accounting for contingencies. The pronouncement also removed the subsequent accounting guidance for assets and liabilities arising from contingencies and eliminated the requirement to disclose an estimate of the range of possible outcomes or recognized contingencies at the acquisition date. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the provisions of a FASB pronouncement issued in June 2009 regarding amendments to existing guidance on variable interest entities. The pronouncement eliminated the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative assessments of whether an enterprise is the primary beneficiary of a variable interest entity. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the provisions of a FASB pronouncement issued in June 2009 regarding the amendments to existing guidance on the transfer of financial assets. The pronouncement removed the exemption from consolidation for Qualifying Special Purpose Entities (QSPE’s). The guidance also limited the circumstances in which a financial asset, or portion of a financial asset should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company does not expect the adoption of this guidance will have a material impact on the consolidated financial statements.

 In January 2010, the FASB issued amended fair value disclosure guidance.  The new guidance requires disclosure of transfers in and out of Levels 1 and 2 fair value measurements including a description of the reasons for the transfer where significant and disclosure of activity in Level 3 fair value measurements, including information on a gross basis regarding purchases, sales, issuances and settlements. Amendments to existing guidance were also made regarding classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value. Management does not expect the adoption of these standards to have any material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events disclosure requirements for SEC filers. Under the new guidance, an SEC filer is presumed to have completed a review of subsequent events up to the date of filing its financial statements and is not required to disclose the date through which subsequent events have been evaluated. The amendment is effective for the Company for the annual period ended June 30, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements

NOTE B - GOING CONCERN MATTERS

The accompanying consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the year ended June 30, 2010 and 2009, the Company incurred net losses of $1,339,002 and $821,798, respectively.  At June 30, 2010, the Company had a working capital deficit of $1,478,126 and accumulated losses of $5,485,025. The Company is in default of payment and interest on certain convertible notes payable. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company is actively pursuing additional convertible debt financing through discussions with its current lenders.  The Company cannot predict whether the additional financing will be in the form of equity or debt, or be in another form.  The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial conditions and result of operations.

The Company's existence is dependent upon management's ability to develop profitable operations. Management anticipates the Company may attain profitable status and improve its liquidity through the continued developing, marketing and selling of its services and additional equity investment in the Company. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.
.
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

In exchange for the exclusive license, the Company issued 2,500,000 shares of its common stock.  The license was valued at the market price of the underlying security.

In addition, the Agreement provides for the retention of Ryu as a non-exclusive independent contractor sales representative to obtain purchase orders for the Licensed Products on our behalf.  In consideration for his consulting services, we agreed to issue Ryu 37,500 shares of Common Stock for each $100,000 in gross sales of the Licensed Product by Ryu (or any Sales Associate hired by him) on or before February 28, 2010 up to a maximum of 3,750,000 shares of Common Stock (collectively, the “Incentive Shares”).  The Incentive Shares shall not vest unless Ryu (or any Sales Associate hired by him) shall have collectively procured gross sales of $5,000,000 for the Licensed Products on or before February 28, 2010 (the “Target”).  If Ryu fails to achieve the Target, such Incentive Shares shall be null and void and of no further force and effect.  In addition to the Incentive Shares, we also agreed to pay Ryu a commission at the rate 50% of all Net Profits (as defined in the Agreement) recognized by us on sales of the Licensed Products made by Ryu (or Sales Associates hired by Ryu) on our behalf during the period of this Agreement.  The Target has concluded without any sales, incentive shares or commissions realized.

NOTE D- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	June 30, 2010	June 30, 2009
Accounts payable	$101,379	$195,181
Accrued professional fees	95,000	100,000
Accrued payroll and payroll taxes	156,817	799,280
Old disputed accounts payable	136,405	-
Accrued interest	76,291	43,494
Other accrued liabilities	139,963	94,316
Total	$705,855	$1,232,271

NOTE E – ADVANCES PAYABLE

As of June 30, 2010 and 2009, the Company owed $820,389 and $44,000, respectively, to a note holder for cash advanced to the Company for operating purposes.  The advances accrue interest at 10% per annum are repayable on demand.  In August 2010, the Company converted $192,430 of advances into a convertible term note as discussed in Note M.

NOTE F - CONVERTIBLE NOTES PAYABLE AND DEMAND NOTES

	June 30, 2010	June 30, 2009
Notes Payable:
Convertible term note (a)	$3,023	$83,413
Convertible term note (b)	1,923	155,789
Convertible term note (c)	50,000	50,000
Convertible term note (d)	55,800	92,924
Convertible term note (e)	113,972	113,972
Convertible term note (f)	11,532	11,532
Convertible term note (g)	44,000	—
Subtotal	280,250	507,630
Less: discount on debt	(76,608)	(333,827)
	203,642	173,803
Less: current portion	(182,558)	(134,139)
Long term debt	$21,084	$39,664

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

c)
On January 1, 2008, Company entered into a convertible term note for the principal amount of $50,000 bearing interest at 7% per annum with a maturity date of June 30, 2008.  This note is convertible into common stock at 90% of the common stock closing price at June 30, 2008, or approximately 18,500 shares of common stock.  The Company is in default of payment of principal and interest on the note and the Company is in discussions with the note holder about amending the conversion terms to cure the default.

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

f)
Of the convertible term notes entered into on May 14, 2008, certain notes having a principal amount of $11,532 as of June 30, 2010 and 2009 were not amended with respect to their conversion price and, at any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.001 per share (see below). The Company is in default of payment of principal and interest on the note and the Company is in discussions with the note holder about amending the conversion terms to cure the default.

g)
On July 28, 2009, the Company entered into a convertible term note bearing interest at 10% per annum with a maturity date of July 28, 2011.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

In accordance with Accounting Standards Codification 470-20-65, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“ASC 470-20-65”), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $314,049 of the proceeds, which was equal to the intrinsic value of the imbedded beneficial conversion feature at the time, to additional paid in capital and a discount against the Notes issued during the year ended June 30, 2008. The debt discount attributed to the beneficial conversion feature was originally amortized over the Notes maturity period (two years) as interest expense, adjusted for conversion of debt to common stock. In January 2009 through March 2009, the Company restructured certain Notes to a conversion rate of $0.0001 per share with a two year term and accordingly fully amortized the remaining debt discount of $206,160. In accordance with ASC 470-20-65, Accounting for Convertible Securities with Beneficial Conversion Features, the Company recognized an imbedded beneficial conversion feature present in the notes. The Company recognized and measured an aggregate of $457,849 of the proceeds, which is equal to the intrinsic value of the imbedded amended beneficial conversion feature, to additional paid in capital and a discount against the Notes issued during the year ended June 30, 2009. The remaining debt discount attributed to the original beneficial conversion feature was expensed at the time the Notes were amended and the $457,849 assigned to the amended beneficial conversion feature is being amortized over the Notes maturity period.

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

During the years ended June 30, 2010 and 2009, amortization related to the beneficial conversion feature on the convertible notes was $301,219 and $424,985, respectively.

In November and December 2009 and April 2010, two note holders submitted conversion notices to the Company seeking to convert note principal and interest on the notes they hold into 9,189,925 shares of Company common stock. The Company has not honored these conversion notices.  As discussed in Note J, in or about May 2010, one of the note holders commenced an action in the United States District Court, District of Connecticut.

NOTE G – STOCKHOLDERS EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of Preferred Stock of which 50,000 shares have been designated as Series A Preferred Stock, par value $0.00001, and 1,000,000 shares have been designated as Series B Preferred Stock, par value $0.00001 within the limitations and restrictions stated in the Certificate of Incorporation of the Company.

The Company issued of 50,000 shares of Series A Preferred Stock; non convertible. Each share of the Series A Preferred Stock is entitled to 10,000 votes on all matters submitted to the stockholders of the Company. The holders of the Series A Preferred Stock are not granted any preference upon the liquidation, dissolution or winding up of the business of the Company.

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

On September 24, 2010, the Company filed a certificate of amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effectuate a reverse stock split on a 1 to 20 basis.  All common stock and related information has been retroactively restated as of June 30, 2010.  Although the amendment was effective with the State of Delaware on September 24, 2010, the reverse split will not be effected until the Company receives approval from FINRA.  Upon approval by FINRA, each holder of common stock will receive 1 share of the Company’s common stock for each 20 shares of the Company’s common stock they own. The Company will not issue fractional shares in connection with the foregoing split.  Fractional shares will be rounded up to the nearest whole share. All per share numbers quoted herein are reflective of the 1:20 reverse split. All common stock and related information have been retroactively restated.

At June 30, 2010 and 2009, common shares issued and outstanding were 173,594,998 and 8,804,619, respectively.

On September 11, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 21,450,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of June 30, 2010, there were 1,072,500 shares issued under this 2007 Plan.

On December 13, 2007, the Company adopted its 2007 Stock Incentive Plan No. 2. (the “2007 Plan #2”). The Company is permitted to issue up to 21,994,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of June 30, 2010, there were 1,099,700 shares issued under this 2007 Plan #2.

 On February 21, 2008 the Company adopted its 2008 Stock Incentive Plan. The Company is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of June 30, 2010, there were 1,617,047 shares issued under this 2008 Plan.

On February 21, 2008 the Company adopted its 2008 California Stock Incentive Plan. The Company is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of June 30, 2010, there were 1,646,260 shares issued under this 2008 Plan.

On September 15, 2009 the Company adopted its 2009 Stock Incentive Plan. The Company is permitted to issue up to 136,715,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of June 30, 2010, there were 2,670,000 shares issued under this 2009 Plan.

On September 15, 2009 the Company adopted its 2009 California Stock Incentive Plan. The Company is permitted to issue up to 136,715,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of June 30, 2010, there were 4,097,357 shares issued under this 2009 Plan.

During the year ended June 30, 2009, the Company issued 1,152,876 shares of common stock for services valued at $189,223, converted $21,946 of debt and accrued interest into 4,884,800 issued shares of common stock and 150,000 shares of common stock to be issued as of June 30, 2009.

During the year ended June 30, 2009, the Company issued 77,697 shares of common stock for $6,150 in accounts payable and 2,500,000 shares for an exclusive licensing agreement (see note C above).

During the year ended June 30, 2010, the Company issued 8,170,601 shares of common stock, valued at $766,045 for services and accrued expenses.

During the year ended June 30, 2010, the Company converted debt and accrued interest of $311,096 into 155,698,350 shares of common stock, including 150,000 shares the Company was committed to issue as of June 30, 3009.

During the year ended June 30, 2010, the Company issued 350,000 shares of common stock as officer’s compensation, valued at $10,500.

During the year ended June 30, 2010, the Company issued 571,429 shares to a former officer to satisfy all existing claims including accrued payroll totaling of $170,576 and agreed to issue an additional $30,000 in shares of the Company’s common stock as discussed in Note J.

Treasury Stock

As of June 30, 2010 and 2009, the Company had 2,000 and 0 shares of common stock held in treasury, respectively, which carried at $0 based on a $0.00001 par value.

NOTE H - INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns..

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. Management estimates that at June 30, 2010, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $3.1 million expiring by the year 2030 that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of June 30, 2010 are as follows:

Net operating loss carry forward	$1,227,000
Valuation allowance	(1,227,000)
Net	$0

The Company has not filed their federal or state income tax returns for fiscal years ended June 30, 2006 through June 30, 2010.

NOTE I - STOCK OPTIONS AND WARRANTS

During the years ended June 30, 2010 and 2009, the Company did not issue any stock warrants.  As of June 30, 2010, no warrants are outstanding.

On December 13, 2007, the Company agreed to grant Mr. Engel options to purchase 3,600 shares of common stock, which options would vest at a rate of 100 shares per month. These options were not granted as of his resignation on February 25, 2010.
.
NOTE J - COMMITMENTS AND CONTINGENCIES

Employment Agreement

On December 13, 2007, the Company entered into an employment agreement with Adam Engel pursuant to which the Company employed Mr. Engel as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. The agreement was for an initial term of three years and provided for an annual base salary during the term of the agreement of $120,000, payable either in cash or stock. The Company also agreed to grant Mr. Engel options to purchase 3,600 shares of Company common stock with an exercise price of $0.25 per share (which price shall not be less than 85% of the “fair market value” of the Company’s common stock on the date of grant), which options would vest at a rate of 100 shares per month. These options were not granted. In addition to salary and benefit provisions, the agreements included defined commitments should we terminate his employment without cause and 24 month non-compete/non solicitation terms.

On February 25, 2010, Adam Engel resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. In connection with Mr. Engel’s resignation, the Company entered into a letter agreement dated February 24, 2010 setting forth the terms of the mutual separation. Under the terms, Mr. Engel and the Company agreed to waive any and all continuing rights, including payroll totaling $170,576 and obligations under Mr. Engel’s employment agreement dated December 13, 2007.  Mr. Engel also agreed to a 1 year non-compete/non solicitation provision as well as confidentiality and non-disparagement clauses. On May 21, 2010, the Company entered into an consulting agreement with Mr. Engel for a period of five months for $10,000 and Mr. Engel agreed that there were no claims arising from the earlier agreement as mentioned above. During the year ended June 30, 2010, the Company has paid Mr. Engel $20,000 and issued 571,429 shares of the Company’s common stock valued at $20,000 adjusted against common stock to be issued. As of June 30, 2010, $30,000 has been shown under Common Stock to be issued.

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

On February 24, 2009, the Company entered into an Exclusive License and Sales Agreement whereby the Company has worldwide exclusive rights to manufacture, market use, sell, distribute and advertise certain licensed products.  The license is on a year to year basis with automatic renewal subject to the Company re-acquire listing on the OTC BB exchange by February 14, 2010 and files all quarterly and annual reports by due dates, inclusive of allowable extensions.  In exchange for the exclusive license, the Company issued 2,500,000 shares of its common stock.

In addition, the Agreement provides for the retention of Ryu as a non-exclusive independent contractor sales representative to obtain purchase orders for the Licensed Products on companies behalf.  In consideration for his consulting services, the Company agreed to issue Ryu 37,500 shares of Common Stock for each $100,000 in gross sales of the Licensed Product by Ryu (or any Sales Associate hired by him) on or before February 28, 2010 up to a maximum of 3,750,000 shares of Common Stock (collectively, the “Incentive Shares”).  The Incentive Shares shall not vest unless Ryu (or any Sales Associate hired by him) shall have collectively procured gross sales of $5,000,000 for the Licensed Products on or before February 28, 2010 (the “Target”).  If Ryu fails to achieve the Target, such Incentive Shares shall be null and void and of no further force and effect.  In addition to the Incentive Shares, the Company also agreed to pay Ryu a commission at the rate 50% of all Net Profits (as defined on the Agreement) recognized by the Company on sales of the Licensed Products made by Ryu (or Sales Associates hired by Ryu) on the Company’s behalf during the period of this Agreement. The Target has concluded without any sales, incentive shares or commissions realized.

Payroll Taxes

At June 30, 2010, the Company is delinquent with filing and remitting payroll taxes of approximately $83,227 including estimated penalties and interest related to payroll taxes withheld since April 2007. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Sales Taxes

At June 30, 2010, the Company is delinquent with remitting sales taxes of approximately $16,000, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Legal

In or about May 2010, an alleged assignee of certain convertible promissory notes commenced an action by the filing of a summons and complaint against the Company alleging a failure to comply with its demands to convert principal and interest under the promissory notes.  The Company served and filed its Answer on July 21, 2010, in which it denied the material allegations of the complaint and asserted numerous affirmative defenses.  The parties are presently in the discovery stage of this action.  The Company intends to vigorously defend this action.

Leases

The Company leases office space on a month to month basis in Stuart, Florida.  Rent expense for the year ended June 30, 2010 and 2009 was $736 and $0, respectively.

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

As of June 30, 2010, there were no financial assets or liabilities that were measured at fair value on a recurring basis.

NOTE L – BUSINESS CONCENTRATION

Revenue from two major customers was $131,217 or 71% of total revenues for the period ended June 30, 2010. There were no receivables due from these customers as of June 30, 2010.

Purchases from two major suppliers approximated $244,000, or 100% of inventory purchased for the period ended June 30, 2010. Total accounts payable of $18,609, or 3% of total accounts payable and accrued expenses, was due to one of the two suppliers as of June 30, 2010. There were no major suppliers during the year ended June 30, 2009, there were no amounts due to major suppliers.

NOTE M – SUBSEQUENT EVENTS

Since June 30, 2010, the Company issued an aggregate of 20,500,000 shares of common stock upon conversion of convertible promissory notes.

Since June 30, 2010, the Company issued an aggregate of 1,800,000 and 1,163,194 shares of common stock from the 2009 Stock Incentive Plan and 2009 California Stock Incentive Plan, respectively, in exchange for consulting services.  Of the 1,163,194 shares, 416,667 shares were issued against common stock to be issued.

On August 6, 2010, the Company converted $192,430 of advances into a convertible term note bearing interest at 10% per annum with a maturity date of August 6, 2012.   At any time, at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001.

On August 17, 2010, the Company adopted its 2010 Equity Incentive Plan (“2010 Plan”). The Company is permitted to issue up to 350,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to directors, officers, consultants, advisors and employees of the Company. Concurrent with its adoption, the Company’s Board of Directors granted 750,000 shares of common stock to each of the Company’s Chief Executive Officer and two of its directors. On August 26, 2010, Form S-8 Registration Statement was filed with the Securities Exchange Commission to register the shares of common stock.  On August 27, 2010, under the 2010 Plan, there were 5,714,286 shares granted and issued to consultants in exchange for services rendered and 2,000,000 shares issued in September 2010 in exchange for legal services.  Of the 5,714,286 shares, 714,286 shares were issued against the common stock to be issued.

On September 22, 2010, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of 20: 1.  All of the shares issued prior and subsequent to the balance sheet date have been adjusted for the 1 for 20 reverse stock split.