Form 10-Q
period 2010-09-30
Zevotek, Inc
filed 2010-11-15
CIK 1364208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of November 15, 2010, there were 244,558,267 shares of our common stock outstanding.

Transitional Small Business Disclosure Format:    Yes   ☐   No   ☒

Quarterly Report on Form 10-Q for the

Quarterly Period Ended September 30, 2010

Table of Contents

PART 1:                  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
 ZEVOTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2010	2010
	(unaudited)
ASSETS

Current assets:
Cash	$—	$132,517
Accounts receivable	7,037	6,269
Inventory	95,106	98,247
Prepayments and other current assets	32,203	17,993
Total current assets	134,346	255,026

Other assets:
Security deposit	5,000	5,000
Licensing agreement	40,000	40,000
Total assets	$179,346	$300,026

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$671,758	$705,855
Advances payable	701,958	820,389
Convertible notes payable and demand notes (net of debt discount of $42,336 and $53,692 as of September 30, 2010 and June 30, 2010, respectively)	196,914	182,557
Customer deposits	24,351	24,351
Total current liabilities	1,594,981	1,733,152

Long term portion of convertible notes payable (net of debt discount of $177,952 and $22,916 as of September 30, 2010 and June 30, 2010, respectively)	14,478	21,084

Deficiency in stockholders' equity:
Series A Preferred stock, $0.00001 par value; 10,000,000 shares authorized; 50,000 shares issued and outstanding as of September 30, 2010 and June 30, 2010.	1	1
Series B Preferred stock, $0.00001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2010 and June 30, 2010	10	10
Common stock, $0.00001 par value, 5,000,000,000 shares authorized; 207,647,478 and 173,594,998 shares issued and outstanding as of September 30, 2010 and June 30, 2010, respectively	2,076	1,736
Common stock to be issued	—	30,000
Treasury stock, 2,000 shares as of September 30, 2010 and June 30, 2010	—	—
Additional paid in capital	4,452,858	3,999,068
Accumulated deficit	(5,885,058)	(5,485,025)
Total deficiency in stockholders' equity	(1,430,113)	(1,454,210)
Total liabilities and deficiency in stockholders' equity	$179,346	$300,026

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2010	2009
REVENUES:
Sales	$5,340	$—

Cost of sales	3,141	—

Gross profit	2,199	—

OPERATING EXPENSES:
Selling	137,704	17,000
General and administrative	188,973	184,785
Total operating expense	326,677	201,785

Loss from operations	(324,478)	(201,785)

OTHER (EXPENSE):
Interest, net	(26,805)	(13,745)
Amortization of beneficial conversion feature	(48,750)	(78,731)

Total other expense	(75,555)	(92,476)
Net loss before provision for income taxes	(400,033)	(294,261)

Income taxes	—	—

NET LOSS	$(400,033)	$(294,261)

Net loss per common share, basic and fully diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding, basic and fully diluted	191,866,755	16,509,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from June 30, 2009 to September 30, 2010
(UNAUDITED)

	Preferred stock						Common			Additional
	Series A		Series B		Common stock		Stock To	Treasury stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2009	50,000	$1	1,000,000	$10	8,804,619	$88	$30	2,000	$—	$2,728,469	$(4,146,023)	$(1,417,425)
Common stock issued for services rendered	—	—	—	—	6,670,600	66	—	—	—	276,230	—	276,296
Common stock issued for accrued expenses	—	—	—	—	1,500,000	15	—	—	—	489,734	—	489,749
Conversion of debt and accrued interest for common stock	—	—	—	—	155,698,350	1,557	(30)	—	—	309,569	—	311,096
Common stock issued for officer’s compensation	—	—	—	—	350,000	4	—	—	—	10,496	—	10,500
Fair value of Beneficial conversion feature	—	—	—	—	—	—	—	—	—	44,000	—	44,000
Common stock to be issued to former officer for accrued compensation	—	—	—	—	571,429	6	30,000	—	—	140,570	—	170,576

Net loss	—	—	—	—	—	—	—	—	—	—	(1,339,002)	(1,339,002)
BALANCE, June 30, 2010	50,000	$1	1,000,000	$10	173,594,998	$1,736	$30,000	2,000	$—	$3999,068	$(5,485,025)	$(1,454,210)
Common stock issued for services rendered and prepayments	—	—	—	—	5,117,956	51	—	—	—	79,149	—	79,200
Common stock issued for accounts payable	—	—	—	—	4,428,572	44	—	—	—	79,956	—	80,000
Conversion of debt for common stock	—	—	—	—	20,500,000	205	—	—	—	40,795	—	41,000
Common stock issued to officer and board members	—	—	—	—	2,250,000	22	—	—	—	31,478	—	31,500
Fair value of Beneficial conversion feature	—	—	—	—	—	—	—	—	—	192,430	—	192,430
Common stock issued to former officer for accrued compensation	—	—	—	—	1,755,952	18	(30,000)	—	—	29,982	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	(400,033)	(400,033)
BALANCE, September 30, 2010	50,000	$1	1,000,000	$10	207,647,478	$2,076	$—	2,000	$—	$4,452,858	$(5,882,058)	$(1,430,113)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2010 and 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(400,033)	$(294,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	54,630	116,093
Common stock issued to board members as remuneration	31,500	—
Amortization of beneficial conversion feature	48,750	78,731
Changes in operating assets and liabilities:
Accounts receivable	(768)	—
Inventory	3,141	—
Prepayments and other current assets	10,360	17,000
Accounts payable and accrued expenses	45,903	19,676
Net cash used in operating activities	(206,517)	(62,761)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable	74,000	62,827
Net cash provided by financing activities	74,000	62,827

Net increase (decrease) in cash and cash equivalents	(132,517)	66
Cash and cash equivalents, beginning of period	132,517	—

Cash and cash equivalents, end of period	$—	$66

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid	$—	$—
Taxes paid	$—	$—
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepayment of services	$24,570	$—
Common stock issued for settlement of accrued liabilities	$110,000	$—
Exchange of convertible debenture for advances payable	$192,430	$44,000
Debt and accrued interest converted for shares of common stock	$41,000	$41,730

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Business and Basis of Presentation

ZEVOTEK, INC. (“Company” or “Registrant”) was organized on December 19, 2005 under the state laws of Delaware with an original name of “The Diet Coffee Company.” On June 25, 2008, the Company changed its name to Zevotek, Inc.

The Company plans to market and sell a range of innovative personal and home care items.  The Company’s wholly owned subsidiary is Ionic Bulb.com, Inc., a Delaware corporation formed on August 21, 2007, which markets and sells the Zevotek Ionic Bulb.  Zevotek has a license to sell the Ionic Bulb, a patented air purifier that silently emits negative ions using a microchip placed inside a 10,000-hour energy saving compact fluorescent light bulb (CFL). One Ionic Bulb is an eco-easy maintenance-free inexpensive alternative that cleans the air in a 100 square foot area.  Outfitting lamps and ceiling lights with the Ionic Bulb rids a living room, kitchen, bedroom, children’s playroom, workout area and office space of unpleasant odors and indoor air pollutants that you breathe.  The Company sells the Ionic Bulb through TV infomercials and the Internet and plans to market Ionic Bulbs through catalogs and major U.S. retail and specialty stores. The Company’s 1 minute and 2 minute Ionic Bulb TV ads are designed to air on national cable channels, local broadcast channels and TV superstations.  Zevotek directly sells the Ionic Bulb to consumers through newionicbulb.com and amazon.com.

General

The accompanying unaudited condensed consolidated financial statements of Zevotek, Inc. have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission and instructions to Form 10Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet of the Company, as of June 30, 2010, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2010.

The company has adopted the fiscal year end of June 30.

Reverse Stock Split

Effective June 26, 2008, the Company authorized for its common stock a 50:1 reverse stock split. Also, par value for the Preferred Stock and Common stock was changed to $.00001 per share. All preferred and common stock and related information have been retroactively restated.

On September 24, 2010, the Company filed a certificate of amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate a reverse split on a 1 to 20 basis (the “Reverse Split”).  On October 6, 2010, Financial Industry Regulatory Authority (“FINRA”) approved the Reverse Split and each holder of common stock received 1 share of the Company’s common stock for each 20 shares of the Company’s common stock they owned. The Company did not issue fractional shares in connection with the foregoing stock split.  Fractional shares were rounded up to the nearest whole share.  All per share numbers reflected in this quarterly report on Form 10-Q are reflective of the Reverse Split.

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

Consideration Paid to Customers

The Company offers our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales.  No customer incentives are included in sales for the three months ended September 30, 2010 and 2009.

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

Inventories / Cost of Goods Sold

The Company has adopted a policy to record inventory at the lower of cost or market determined by the first-in-first-out method. The elements of cost that comprise inventory and cost of goods sold are FOB shipping point costs, freight and destination charges, customs and importation fees and taxes, customer broker fees (if any) and other related costs. Warehousing costs are charged to cost of goods in the period the costs are incurred. The Company provides inventory allowances based on estimates of obsolete inventories.

Inventories consist of finished products available for sale to distributors and customers. At September 30, 2010 and June 30, 2010, finished goods inventory was $95,106 and $98,247, respectively.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories.  As of September 30, 2010 and June 30, 2010, the allowance for doubtful accounts was $0.

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

Advertising

The Company charges the costs of advertising to expenses as incurred.  The Company charged $86,680 and $17,000 to operations for the three months ended September 30, 2010 and 2009, respectively.

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

Income Taxes

The Company has adopted Accounting Standards Codification 740, “Income Taxes” (“ASC 740”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant, except basis difference related to certain debts.

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

As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s unaudited condensed consolidated financial statements for the three months ended September 30, 2010.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standards Codification 730 "Research and Development" (“ASC 730”). Under ASC 730, all research and development costs must be charged to expense as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for three months ended September 30, 2010 and 2009.

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

The Company made no employee stock-based compensation grants before June 30, 2008 and during the years ended June 30, 2010 and 2009 and during the three months ended September 30, 2010; therefore it has no unrecognized stock compensation related liabilities or expense unvested or vested.

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

Potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 4,139,729,900 and 5,022,012,998 shares, respectively at September 30, 2010 and 2009, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the results of its operations.

NOTE B - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements for the three months ended September 30, 2010, the Company incurred net losses of $400,033.  At September 30, 2010, the Company had a working capital deficit of $1,460,635 and accumulated losses of $5,885,058. The Company is in default of principal and accrued interest on certain convertible notes payable. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE C – LICENSING AGREEMENT AND DISTRIBUTION AGREEMENT

On February 24, 2009, the Company entered into an Exclusive License and Sales Agreement whereby the Company has worldwide exclusive rights to manufacture, market use, sell, distribute and advertise a patented ionic bulb.

In exchange for the exclusive license, the Company issued 2,500,000 shares of its common stock.  The license was valued at the market price of the underlying security.

NOTE D- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	September 30, 2010	June 30, 2010
Accounts payable	$67,679	$101,379
Accrued professional fees	77,600	95,000
Accrued payroll and payroll taxes	156,817	156,817
Old disputed accounts payable	136,405	136,405
Accrued interest	103,003	76,291
Other accrued liabilities	130,254	139,963
Total	$671,758	$705,855

NOTE E – ADVANCES PAYABLE

As of September 30, 2010 and June 30, 2010, the Company owed $701,958 and $820,389, respectively, to a note holder for cash advanced to the Company for operating purposes.  The advances accrue interest at 10% per annum and are repayable on demand.

NOTE F - CONVERTIBLE NOTES PAYABLE AND DEMAND NOTES

	September 30, 2010	June 30, 2010
Notes Payable:
Convertible term note (a)	$3,423	$3,423
Convertible term note (b)	1,923	1,923
Convertible term note (c)	50,000	50,000
Convertible term note (d)	40,800	55,800
Convertible term note (e)	87,972	113,972
Convertible term note (f)	11,132	11,132
Convertible term note (g)	44,000	44,000
Convertible term note (h)	192,430	—
	431,680	280,250
Less: discount on debt	(220,288)	(76,608)
	211,392	203,642
Less: current portion	(196,914)	(182,558)
Long term debt	$14,478	$21,084

a)
On May 14, 2008, the Company entered into a convertible term note bearing interest at 10% per annum with a maturity date of May 14, 2010.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below). The Company is in default of payment of principal and interest on the note and the Company is in discussions with the note holders about amending the conversion terms to cure the default.

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

c)
On January 1, 2008, the Company entered into a convertible term note for the principal amount of $50,000 bearing interest at 7% per annum with a maturity date of June 30, 2008.  This note is convertible into common stock at 90% of the common stock closing price at June 30, 2008, or approximately 18,500 shares of common stock.  The Company is in default of payment of principal and interest on the note and the Company is in discussions with the note holder about amending the conversion terms to cure the default.

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

f)
Of the convertible term notes entered into on May 14, 2008, certain notes having a principal amount of $11,132 as of September 30, 2010 and 2009 were not amended with respect to their conversion price and, at any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.001 per share (see below). The Company is in default of payment of principal and interest on the note and the Company is in discussions with the note holder about amending the conversion terms to cure the default.

g)
On July 28, 2009, the Company entered into a convertible term note bearing interest at 10% per annum with a maturity date of July 28, 2011.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

h)
On August 6, 2010, the Company converted $192,430 of advances payable into a convertible term note bearing interest at 10% per annum with a maturity date of August 6, 2012.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

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

On August 6, 2010, the Company converted $192,430 of advances payable into a convertible note.  The Company recognized and measured an aggregate of $192,430 of the advances payable, which is equal to the intrinsic value of the imbedded amended beneficial conversion feature, to additional paid in capital and a discount against the note issued, with the discount being amortized over the note’s two-year term.

During the three months ended September 30, 2010 and 2009, amortization related to the beneficial conversion feature on the convertible notes was $48,750 and $78,731, respectively.

In November and December 2009 and April 2010, two note holders submitted conversion notices to the Company seeking to convert note principal and interest on the notes they hold into 182,000,000 shares of Company common stock. The Company has not honored these conversion notices.  As discussed in Note I, on or about May 2010, one of the note holders commenced an action in the United States District Court, District of Connecticut.

NOTE G – STOCKHOLDERS EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of Preferred Stock of which 50,000 shares have been designated as Series A Preferred Stock, par value $0.00001, and 1,000,000 shares have been designated as Series B Preferred Stock, par value $0.00001 within the limitations and restrictions stated in the Certificate of Incorporation of the Company.

The Company issued 50,000 shares of Series A Preferred Stock; Each share of the Series A Preferred Stock is entitled to 10,000 votes on all matters submitted to the stockholders of the Company. The holders of the Series A Preferred Stock are not granted any preference upon the liquidation, dissolution or winding up of the business of the Company. The Series A Preferred Stock is not Convertible into Common Stock.

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

On September 24, 2010, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate a reverse split on a 1 to 20 basis (the “Reverse Split”).  On October 6, 2010, Financial Industry Regulatory Authority (“FINRA”) approved the Reverse Split and each holder of common stock received 1 share of the Company’s common stock for each 20 shares of the Company’s common stock they owned. The Company did not issue fractional shares in connection with the foregoing stock split.  Fractional shares were rounded up to the nearest whole share.  All per share numbers reflected in this quarterly report on Form 10-Q are reflective of the Reverse Split. At September 30, 2010 and June 30, 2010, common shares issued and outstanding were 207,647,478 and 173,594,998, respectively.

On September 11, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 21,450,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of September 30, 2010, there were 1,072,500 shares issued under this 2007 Plan.

On December 13, 2007, the Company adopted its 2007 Stock Incentive Plan No. 2. (the “2007 Plan #2”). The Company is permitted to issue up to 21,994,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of September 30, 2010, there were 1,099,700 shares issued under this 2007 Plan #2.

 On February 21, 2008 the Company adopted its 2008 Stock Incentive Plan. The Company is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants. As of September 30, 2010, there were 1,617,047 shares issued under this 2008 Plan.

On February 21, 2008 the Company adopted its 2008 California Stock Incentive Plan. The Company is permitted to issue up to 33,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of September 30, 2010, there were 1,646,260 shares issued under this 2008 Plan.

On September 15, 2009 the Company adopted its 2009 Stock Incentive Plan. The Company is permitted to issue up to 136,715,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of September 30, 2010, there were 4,470,000 shares issued under this 2009 Plan.

On September 15, 2009 the Company adopted its 2009 California Stock Incentive Plan. The Company is permitted to issue up to 136,715,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of September 30, 2010, there were 5,260,552 shares issued under this 2009 Plan.

On August 17, 2010, the Company adopted its 2010 Equity Incentive Plan (“2010 Plan”). The Company is permitted to issue up to 17,500,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to directors, officers, consultants, advisors and employees of the Company.  As of September 30, 2010, there were 10,589,286 shares issued under this 2010 Plan.

During the three months ended September 30, 2010, the Company issued 9,546,528 shares of common stock, valued at $159,200 for services, accrued expenses and prepayments.

During the three months ended September 30, 2010, the Company converted debt and accrued interest of $41,000 into 20,500,000 shares of common stock.

During the three months ended September 30, 2010, the Company issued 2,250,000 shares of its common stock, valued at $31,500, to its Chief Executive Officer and two of its directors as compensation.

During the three months ended September 30, 2010, the Company issued 1,755,952 shares valued at $30,000 to a former officer to satisfy the remaining claim included in the accrued payroll totaling $170,576 as discussed in Note I.

Treasury Stock

As of September 30, 2010 and June 30, 2010, the Company had 2,000 shares of common stock held in treasury, which carried at $0 based on a $0.00001 par value.

NOTE H - STOCK OPTIONS AND WARRANTS

During the three months ended September 30, 2010 and 2009, the Company did not issue any stock warrants or options.  As of September 30, 2010, no warrants or options are outstanding.

NOTE I - COMMITMENTS AND CONTINGENCIES

Employment Agreement

On February 25, 2010, Adam Engel resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. In connection with Mr. Engel’s resignation, the Company entered into a letter agreement dated February 24, 2010 setting forth the terms of the mutual separation. Under the terms, Mr. Engel and the Company agreed to waive any and all continuing rights, including payroll totaling $170,576 and obligations under Mr. Engel’s employment agreement dated December 13, 2007.  Mr. Engel also agreed to a 1 year non-compete/non solicitation provision as well as confidentiality and non-disparagement clauses. On May 21, 2010, the Company entered into a consulting agreement with Mr. Engel for a period of five months for $10,000 and Mr. Engel agreed that there were no claims arising from the earlier agreement as mentioned above. During the three months ended September 30, 2010, the Company issued 1,755,952 shares of its common stock to Mr. Engel valued at $30,000 to satisfy the remaining existing claim on the accrued payroll.

U.S. Federal Trade Commission Settlement

On March 26, 2007, the Company received a letter from the U.S. Federal Trade Commission (“FTC”) whereby the Company was informed that the FTC was conducting an investigation into advertising claims made for the Company’s weight loss product known as “Slim Coffee.”  The purpose of the investigation was to determine whether the Company, in connection with its sales of Slim Coffee, engaged in unfair or deceptive acts or practices and false advertising. The FTC threatened to file a complaint in the United States District Court, Southern District of New York, alleging false advertising, unless the Company and the FTC could reach a satisfactory resolution to the matter.  A negotiated settlement has been reached with the FTC under which the Company, its officers and directors did not admit any wrongdoing.  On January 10, 2008, pursuant to a stipulated final judgment and order, the United States District Court, Southern District of New York, entered a final judgment and order against the Company in the amount of $923,910.  The full amount of the judgment, and payment of any portion of it is suspended and cannot be reinstated so long as (a) the Company abides by the reporting and monitoring requirements of the judgment, (b) does not make false advertising claims in connection with any of its products in the future, and (c) its past financial disclosures to the FTC were materially accurate. The Company plans to comply with the terms of the stipulation and do not anticipate incurring a liability for the judgment, however there can be no assurance of compliance.  Should the Company fail to comply with the FTC’s final judgment, this could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

On February 24, 2009, the Company entered into an Exclusive License and Sales Agreement whereby the Company obtained worldwide exclusive rights to manufacture, market use, sell, distribute and advertise certain licensed products.  The license is on a year to year basis with automatic renewal subject to the Company re-acquire listing on the OTC BB exchange by February 14, 2010 and files all quarterly and annual reports by due dates, inclusive of allowable extensions.  In exchange for the exclusive license, the Company issued 2,500,000 shares of its common stock.

In addition, the Agreement provides for the retention of Ryu as a non-exclusive independent contractor sales representative to obtain purchase orders for the Licensed Products on the company’s behalf.  In consideration for his consulting services, the Company agreed to issue Ryu 37,500 shares of Common Stock for each $100,000 in gross sales of the Licensed Product by Ryu (or any Sales Associate hired by him) on or before February 28, 2010 up to a maximum of 3,750,000 shares of Common Stock (collectively, the “Incentive Shares”).  The Incentive Shares shall not vest unless Ryu (or any Sales Associate hired by him) shall have collectively procured gross sales of $5,000,000 for the Licensed Products on or before February 28, 2010 (the “Target”).  If Ryu fails to achieve the Target, such Incentive Shares shall be null and void and of no further force and effect.  In addition to the Incentive Shares, the Company also agreed to pay Ryu a commission at the rate 50% of all Net Profits (as defined on the Agreement) recognized by the Company on sales of the Licensed Products made by Ryu (or Sales Associates hired by Ryu) on the Company’s behalf during the period of this Agreement. The Target has concluded without any sales, incentive shares or commissions realized.

Payroll Taxes

At September 30, 2010, the Company is delinquent with filing and remitting payroll taxes of approximately $83,227 including estimated penalties and interest related to payroll taxes withheld since April 2007. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Sales Taxes

At September 30, 2010, the Company is delinquent with remitting sales taxes of approximately $16,000, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Legal

On or about May 2010, an alleged assignee (the “Assignee”) of certain convertible promissory notes, commenced an action by the filing of a summons and complaint against the Company alleging a failure to comply with its demands to convert principal and interest under the promissory notes.  The Company served and filed its Answer on July 21, 2010, in which it denied the material allegations of the complaint and asserted numerous affirmative defenses.  The parties are presently in the discovery stage of this action.  The Company intends to vigorously defend this action.  The parties have entered into a stipulation of settlement resolving this action on November 4, 2010, which calls for the entry of a final judgment against the Company, requiring it to deliver 182,000,000 shares of its common stock over time to the Assignee.  The proposed final judgment has been submitted to the Court for signature, but, as of the date of the filing of this Report, has not been signed or entered.

Leases

The Company leases office space on a month to month basis in Stuart, Florida.  Rent expense for the three months ended September 30, 2010 and 2009 was $736 and $0, respectively.

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

The carrying value of the Company’s cash, accounts receivable, prepayments, accounts payable, advances payable, convertible notes payable, and other current assets and liabilities approximate fair value because of their short-term maturity.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the unaudited condensed consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

As of September 30, 2010, there were no financial assets or liabilities that were measured at fair value on a recurring basis.

NOTE K – SUBSEQUENT EVENTS

Since September 30, 2010, the Company issued an aggregate of 30,000,000 shares of common stock upon conversion of convertible promissory notes.

Since September 30, 2010, the Company issued an aggregate of 6,910,714 shares of common stock in exchange for services valued at approximately $30,000.

The Company and an assignee of its certain convertible promissory note entered into a stipulation of settlement resolving an action discussed in Note I on November 4, 2010, which calls for the entry of a final judgment against the Company, requiring it to deliver 182,000,000 shares of its common stock over time to the assignee.  The proposed final judgment has been submitted to the Court for signature, but, as of the date of the filing of this Report, has not been signed or entered.

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

Company History

We were organized on December 19, 2005 under the state laws of Delaware with an original name of “The Diet Coffee Company.” On June 25, 2008, we changed our name to Zevotek, Inc.

We plan to market and sell a range of innovative personal and home care items.  Our wholly owned subsidiary is Ionic Bulb.com, Inc., a Delaware corporation formed on August 21, 2007, which markets and sells the Zevotek Ionic Bulb.  Zevotek has a license to sell the Ionic Bulb, a patented air purifier that silently emits negative ions using a microchip placed inside a 10,000-hour energy saving compact fluorescent light bulb (CFL). One Ionic Bulb is an eco-easy maintenance-free inexpensive alternative that cleans the air in a 100 square foot area.  Outfitting lamps and ceiling lights with the Ionic Bulb rids a living room, kitchen, bedroom, children’s playroom, workout area and office space of unpleasant odors and indoor air pollutants that you breathe.  We sell the Ionic Bulb through TV infomercials and the Internet and plan to market Ionic Bulbs through catalogs and major U.S. retail and specialty stores. The Company’s 1 minute and 2 minute Ionic Bulb TV ads are designed to air on national cable channels, local broadcast channels and TV superstations.  We directly sell the Ionic Bulb to consumers through newionicbulb.com and amazon.com.

On September 24, 2010, we filed a certificate of amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate a reverse split on a one for twenty basis (the “Reverse Split”).  On October 6, 2010, FINRA approved the Reverse Split and each holder of common stock received 1 share of our common stock for each 20 shares of our common stock they owned. We did not issue fractional shares in connection with the foregoing stock split.  Fractional shares were rounded up to the nearest whole share.  All per share numbers reflected in this quarterly report on Form 10-Q are reflective of the Reverse Split.

Comparison of Three Months Ended September 30, 2010 To September 30, 2009

Results of Operations

Revenue

Our sales were $5,340 for the three months ended September 30, 2010 and $0 for the three months ended September 30, 2009. The increase of $5,340 or 100 % was due to the start of our sales activities.   Our test marketing began in December 2009 and consisted of airing our two-minute Ionic Bulb infomercial on a variety of U.S. cable television channels at different times of the day and days of the week.  The television test marketing is designed to find viewing audiences more inclined to purchase Ionic Bulbs and to educate viewers on the Ionic Bulb's performance and money saving features which can be beneficial to promote planned retail sales of Ionic Bulbs. We also introduced the Ionic Bulb to journalists at magazines, newspapers, electronic journals and blogs to gain publicity and reviews for our product.   During the three months ended September 30, 2010, our television advertising consisted of airings of one-minute versions of the ad, which is designed to create consumer awareness of the Ionic Bulb that is expected to result in successful sales of Ionic Bulbs at retail outlets that we expect to carry our products.  Sales for the three months ended September 30, 2010 are comprised of Ionic Bulb orders placed by individual consumers who called toll-free telephone numbers that appeared in our TV ads or who bought Ionic Bulbs from our  www.newionicbulb.com website. Revenues exclude shipping and handling fees, which we include as an offset to our shipping and handling costs. Sales will increase in future periods in connection with the increased frequency of airings of our TV infomercial, other Ionic Bulb promotional activitiesand plans to establishing a retail sales channel consisting of sales of Ionic Bulbs to U.S. retailers, specialty stores, and catalog and e-commerce merchants.  We have started efforts to establish our retail sales channel and expect to begin seeing additional sales results after we have further developed market awareness for our Ionic Bulb, a needed prerequisite for successful relationships with retailers.

Gross Profit

Our gross profit was $2,199 for the three months ended September 30, 2010 and $0 for the three months ended September 30, 2009. The increase of $2,199 or 100% was due to the start of our sales activities. We realized gross profit in the three months ended September 30, 2010 entirely from the sale of our Ionic Bulbs.  We had no sales for the three months ended September 30, 2009, and therefore had no gross profits.  We believe our gross profit will  increase in connection with our expected sales in future periods.

Operating Expenses

Operating expenses were $ 326,677 for the three months ended September 30, 2010, as compared to $ 201,785 for the three months ended September 30, 2009.  The increase of $124,892 or 62% was primarily due to the increase in selling expenses related to the advertising and promotion activities of our Ionic Bulb product.  We incurred $ 137,704 and $17,000 in selling expenses during the three months ended September 30, 2010 and 2009, respectively.  Selling expenses were comprised of advertising and marketing costs in connection with a sales and marketing campaign to generate Ionic Bulb sales orders.  We incurred $188,973 and $184,785 in general and administrative expenses for the three months ended September 30, 2010 and 2009, respectively.

 Net Loss

Our net loss was $400,033 for the quarter ended September 30, 2010 and our net loss was $294,261 for the quarter ended September 30, 2009.  The increase of $105,772 or 36% was primarily due to selling and marketing expenses incurred to increase consumer awareness of the Ionic Bulb which we believe will result in increased sales, particularly by retail outlets.

Our net loss per common share was $0 (basic and diluted) for three months ended September 30, 2010 as compared to our net loss per common share of $0.02 for the three months ended September 30, 2009.

The weighted average number of outstanding shares was 191,866,755 (basic and diluted) for three months ended September 30, 2010 as compared to 16,509,044 (basic and diluted) for the three months ended September 30, 2009.

 Liquidity and Capital Resources

Overview

As of September 30, 2010, we had a working capital deficit of $1,460,635.  As of June 30, 2010, we had a working capital deficit of $1,478,126.  Our cash position at September 30, 2010 was $0 as compared to $132,517 at June 30, 2010.  Our working capital deficit did not significantly change during the three months ended September 30, 2010.

Cash provided by financing activities totaled $74,000 for the three months ended September 30, 2010 consisting of advances from a note holder.

We expect capital expenditures to be nominal for the year ending June 30, 2011. These anticipated expenditures are for investments in property and equipment used in our business.

Financing Needs

Since our inception on December 19, 2005 to March 31, 2010, we have generated revenues of $1,395,601 and have incurred an accumulated deficit of $5,885,058.  We hope to begin achieving sustainable revenues in 2011 from sales of our Ionic Bulb product.  We are seeking additional products to market and sell, which we believe will allow us to make use of our existing operational structure to generate more sales and gross profits.  Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

The independent auditor's report on our June 30, 2010 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Reverse Stock Split

The Company effectuated a 1 for 20 reverse stock split on September 24, 2010.   All common stock and related information have been retroactively restated.

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

Inventories / Cost of Goods Sold

The Company has adopted a policy to record inventory at the lower of cost or market determined by the first-in-first-out method. The elements of cost that comprise inventory and cost of goods sold are FOB shipping point costs, freight and destination charges, customs and importation fees and taxes, customer broker fees (if any) and other related costs. Warehousing costs are charged to cost of goods in the period the costs are incurred. The Company provides inventory allowances based on estimates of obsolete inventories.

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting, the Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Metacomet Company, LLC v. Zevotek, Inc

Case No. 3:10CV1754 (MRK)

United States District Court, District of Connecticut

In or about May 2010, an alleged assignee (the “Assignee”) of certain convertible promissory notes, commenced an action by the filing of a summons and complaint against the Company alleging a failure to comply with its demands to convert principal and interest under the promissory notes.  The Company served and filed its Answer on July 21, 2010, in which it denied the material allegations of the complaint and asserted numerous affirmative defenses.  The parties are presently in the discovery stage of this action.  The Company intends to vigorously defend this action.  The parties have entered into a stipulation of settlement resolving this action on November 4, 2010, which calls for the entry of a final judgment against the Company, requiring it to deliver 182,000,000 shares of its common stock over time to the Assignee.  The proposed final judgment has been submitted to the Court for signature, but, as of the date of the filing of this Report, has not been signed or entered.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 6, 2010, the Company issued a 10% convertible note in the principal amount of $192,430 with a maturity date of August 6, 2012, to a certain investor in consideration for conversion of advances payable due to such investor in the principal amount of $192,430.  At any time at the option of the holder, principal and interest payments may be paid in common stock at a conversion price of $.0001 per share.

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

ZEVOTEK, INC.

November 15, 2010	/s/ Robert Babkie
Robert Babkie
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Principal Financial and Accounting Officer)