Form 10-Q
period 2010-12-31
Zevotek, Inc
filed 2011-02-18
CIK 1364208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of February 18, 2011, there were 509,666,982 shares of our common stock outstanding.

Transitional Small Business Disclosure Format:    Yes   ☐   No   ☒

Quarterly Report on Form 10-Q for the

Quarterly Period Ended December 31, 2010

PART 1:                  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
 ZEVOTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2010	2010
	(unaudited)
ASSETS

Current assets:
Cash	$21,173	$132,517
Accounts receivable	2,265	6,269
Inventory	92,631	98,247
Prepayments and other current assets	8,822	17,993
Total current assets	124,891	255,026

Other assets:
Security deposit	5,000	5,000
Licensing agreement	40,000	40,000
Total assets	$169,891	$300,026

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$689,690	$705,855
Advances payable	862,862	820,389
Convertible notes payable and demand notes (net of debt discount of $15,158 and $53,692 as of December 31, 2010 and June 30, 2010, respectively)	134,563	182,557
Customer deposits	24,351	24,351
Total current liabilities	1,711,466	1,733,152

Long term portion of convertible notes payable (net of debt discount of $158,644 and $22,916 as of December 31, 2010 and June 30, 2010, respectively)	117,352	21,084

Deficiency in stockholders' equity:
Series A Preferred stock, $0.00001 par value; 10,000,000 shares authorized; 50,000 shares issued and outstanding as of December 31, 2010 and June 30, 2010.	1	1
Series B Preferred stock, $0.00001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of December 31, 2010 and June 30, 2010	10	10
Common stock, $0.00001 par value, 5,000,000,000 shares authorized; 391,984,575 and 173,596,998 shares issued and 391,982,575 and 173,594,998 shares outstanding as of December 31, 2010 and June 30, 2010, respectively	3,920	1,736
Common stock to be issued	6,073	30,000
Treasury stock, 2,000 shares as of December 31, 2010 and June 30, 2010	—	—
Additional paid in capital	4,541,130	3,999,068
Accumulated deficit	(6,210,061)	(5,485,025)
Total deficiency in stockholders' equity	(1,658,927)	(1,454,210)
Total liabilities and deficiency in stockholders' equity	$169,891	$300,026

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
REVENUES:
Sales	$2,544	$5,077	$7,884	$5,077

Cost of sales	1,671	1,521	4,812	1,521

Gross profit	873	3,556	3,072	3,556

OPERATING EXPENSES:
Selling	107,479	86,571	245,183	86,571
General and administrative	143,382	121,246	332,355	323,031
Total operating expense	250,861	207,817	577,538	409,602

Loss from operations	(249,988)	(204,261)	(574,466)	(406,046)

OTHER (EXPENSE):
Interest, net	(28,529)	(10,827)	(55,334)	(24,572)

Amortization of beneficial conversion feature	(46,486)	(110,548)	(95,236)	(189,279)

Total other expense	(75,015)	(121,375)	(150,570)	(213,851)
Net loss before provision for income taxes	(325,003)	(325,636)	(725,036)	(619,897)

Income taxes	—	—	—	—

NET LOSS	$(325,003)	$(325,636)	$(725,036)	$(619,897)

Net loss per common share, basic and fully diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding, basic and fully diluted	278,224,009	63,826,203	235,045,382	40,167,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from June 30, 2009 to December 31, 2010
(UNAUDITED)

	Preferred stock						Common			Additional
	Series A		Series B		Common stock		Stock To	Treasury stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2009	50,000	$1	1,000,000	$10	8,804,619	$88	$30	2,000	$—	$2,728,469	$(4,146,023)	$(1,417,425)
Common stock issued for services rendered	—	—	—	—	6,670,600	66	—	—	—	276,230	—	276,296
Common stock issued for accrued expenses	—	—	—	—	1,500,000	15	—	—	—	489,734	—	489,749
Conversion of debt and accrued interest for common stock	—	—	—	—	155,698,350	1,557	(30)	—	—	309,569	—	311,096
Common stock issued for officer’s compensation	—	—	—	—	350,000	4	—	—	—	10,496	—	10,500
Fair value of beneficial conversion feature	—	—	—	—	—	—	—	—	—	44,000	—	44,000
Common stock to be issued to former officer for accrued compensation	—	—	—	—	571,429	6	30,000	—	—	140,570	—	170,576

Net loss	—	—	—	—	—	—	—	—	—	—	(1,339,002)	(1,339,002)
BALANCE, June 30, 2010	50,000	$1	1,000,000	$10	173,594,998	$1,736	$30,000	2,000	$—	$3,999,068	$(5,485,025)	$(1,454,210)
Common stock issued for services rendered and to be rendered	—	—	—	—	56,490,210	565	—	—	—	161,878	—	162,443
Common stock issued for accounts payable	—	—	—	—	4,428,572	44	—	—	—	79,956	—	80,000
Conversion of debt and interest,for common stock	—	—	—	—	149,962,702	1,500	—	—	—	52,446	—	53,946
Common stock issued to officer and board members	—	—	—	—	2,250,000	22	—	—	—	31,478	—	31,500
Fair value of beneficial conversion feature	—	—	—	—	—	—	—	—	—	192,430	—	192,430
Common stock issued to former officer for accrued compensation	—	—	—	—	5,255,952	53	(23,927)	—	—	23,874	—	—
Shares issued in satisfaction of fraction shares resulting from 1 for 20 reverse stock split	—	—	—	—	141	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(725,036)	(725,036)
BALANCE, December 31, 2010	50,000	$1	1,000,000	$10	391,982,575	$3,920	$6,073	2,000	$—	$4,541,130	$(6,210,061)	$(1,658,927)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2010 and 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(725,036)	$(619,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	159,243	183,966
Common stock issued for interest	1,813	—
Common stock issued for officer’s compensation	—	10,500
Common stock issued to board members as remuneration	31,500	—
Amortization of beneficial conversion feature	95,236	189,279
Changes in operating assets and liabilities:
Accounts receivable	4,004	(6,485)
Inventory	5,616	(28,520)
Prepayments and other current assets	12,371	(35,694)
Accounts payable and accrued expenses	69,006	76,795
Net cash used in operating activities	(346,247)	(230,056)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable	234,903	352,056
Net cash provided by financing activities	234,903	352,056

Net increase (decrease) in cash and cash equivalents	(111,344)	122,000
Cash and cash equivalents, beginning of period	132,517	—

Cash and cash equivalents, end of period	$21,173	$122,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid	$—	$—
Taxes paid	$—	$—
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services to be rendered	$3,200	$—
Common stock issued for settlement of accrued liabilities	$110,000	$489,749
Exchange of convertible debenture for advances payable	$192,430	$44,000
Interest transfer to convertible note	$2,821	$—
Debt and accrued interest converted for shares of common stock	$52,133	$152,212

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

The Company’s wholly owned subsidiary is Ionic Bulb.com, Inc., a Delaware corporation formed on August 21, 2007, through which we sell the Ionic Bulb, a patented air purifier that silently emits negative ions using a microchip placed inside a 10,000-hour energy saving compact fluorescent light bulb (CFL). The Ionic Bulb is an eco-easy maintenance-free inexpensive alternative that is designed to clean the air in a 100 square foot area of unpleasant odors and indoor air pollutants that you breathe. We sell the Ionic Bulb through specialty retail shops, TV commercials, Amazon.com and newionicbulb.com, and we market the Ionic Bulb to major U.S. retail stores. We acquired exclusive worldwide sales and manufacturing rights to a U.S. patented new product named Gung H2O that reduces water use in the home. We plan to sell Gung H20 to major U.S. retail stores and directly to American consumers using TV ads and Internet marketing.

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

Consideration Paid to Customers

The Company offers our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales.  No customer incentives are included in sales for the three and six months ended December 31, 2010 and 2009.

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

Inventories consist of finished products available for sale to distributors and customers. At December 31, 2010 and June 30, 2010, finished goods inventory was $92,631 and $98,247, respectively.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories.  As of December 31, 2010 and June 30, 2010, the allowance for doubtful accounts was $0.

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

Advertising

The Company charges the costs of advertising to expenses as incurred.  The Company charged $44,373 and $55,904 to operations for the three months ended December 31, 2010 and 2009, respectively. The Company charged $131,053 and $69,331 to operations for the six months ended December 31, 2010 and 2009, respectively.

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

As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s unaudited condensed consolidated financial statements for the three and six months ended December 31, 2010.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standards Codification 730 "Research and Development" (“ASC 730”). Under ASC 730, all research and development costs must be charged to expense as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for three and six months ended December 31, 2010 and 2009, respectively.

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

The Company made no employee stock-based compensation grants before June 30, 2008 and during the years ended June 30, 2010 and 2009 and during the three and six months ended December 31, 2010; therefore it has no unrecognized stock compensation related liabilities or expense unvested or vested.

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

Potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 4,100,750,393 and 3,991,633 shares, respectively at December 31, 2010 and 2009, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

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

NOTE B - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements for the three and six months ended December 31, 2010, the Company incurred net losses of $325,003 and $725,036, respectively.  At December 31, 2010, the Company had a working capital deficit of $1,586,575 and accumulated losses of $6,210,061. The Company is in default of principal and accrued interest on certain convertible notes payable.

The Company is actively pursuing additional convertible debt financing through discussions with its current lenders.  The Company cannot predict whether the additional financing will be in the form of equity or debt, or be in another form.  The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial conditions and result of operations. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time

The Company's existence is dependent upon management's ability to develop profitable operations. Management anticipates the Company may attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional investment in the Company. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

NOTE D- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:
	December 31, 2010 (unaudited)	June 30, 2010
Accounts payable	$55,133	$101,379
Accrued professional fees	113,995	95,000
Accrued payroll and payroll taxes	163,523	156,817
Old disputed accounts payable	136,405	136,405
Accrued interest	124,549	76,291
Other accrued liabilities	96,085	139,963
Total	$689,690	$705,855

NOTE E – ADVANCES PAYABLE

As of December 31, 2010 and June 30, 2010, the Company owed $862,862 and $820,389, respectively, to a note holder for cash advanced to the Company for operating purposes.  The advances accrue interest at 10% per annum and are repayable on demand.

NOTE F - CONVERTIBLE NOTES PAYABLE AND DEMAND NOTES

	December 31, 2010 (unaudited)	June 30, 2010
Notes Payable:
Convertible term note (a)	$3,423	$3,423
Convertible term note (b)	1,923	1,923
Convertible term note (c)	50,000	50,000
Convertible term note (d)	13,743	13,907
Convertible term note (e)	49,425	65,225
Convertible term note (f)	11,132	11,132
Convertible term note (g)	43,000	44,000
Convertible term note (h)	192,430	—
Convertible term note (i)	34,141	49,140
Convertible term note (j)	26,500	41,500
	425,717	280,250
Less: discount on debt	(173,802)	(76,608)
	251,915	203,642
Less: current portion	(134,563)	(182,558)
Long term debt	$117,352	$21,084

a)
On May 14, 2008, the Company entered into convertible term notes bearing interest at 10% per annum with a maturity date of May 14, 2010.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below). The Company is in default of payment of principal and interest on the note and the Company is in discussions with the note holders about amending the conversion terms to cure the default.

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

d)
On January 8, 2009, the Company entered into convertible term notes bearing interest at 10% per annum with a maturity date of January 8, 2011.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

e)
On March 9, 2009, the Company entered into convertible term notes bearing interest at 10% per annum with a maturity date of March 9, 2011.   The notes were subsequently amended on January 8, 2011 to extend the maturity date to January 8, 2012. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

f)
Of the convertible term notes entered into on May 14, 2008, certain notes having a principal amount of $11,132 as of December 31, 2010 and 2009 were not amended with respect to their conversion price and, at any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.001 per share (see below). The Company is in default of payment of principal and interest on the note and the Company is in discussions with the note holder about amending the conversion terms to cure the default.

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

i)
On January 8, 2009, the Company entered into convertible term notes bearing interest at 10% per annum with a maturity date of January 8, 2011.   The notes were subsequently amended on January 8, 2011 to extend the maturity date to January 8, 2012. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

j)
On March 9, 2009, the Company entered into convertible term notes bearing interest at 10% per annum with a maturity date of March 9, 2011.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

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

During the three and six months ended December 31, 2010, amortization related to the beneficial conversion feature on the convertible notes was $46,486 and $95,236, respectively.

During the three and six months ended December 31, 2009, amortization related to the beneficial conversion feature on the convertible notes was $110,548 and $189,279, respectively.

In or about May 2010, an alleged assignee (the “Assignee”) of certain convertible promissory notes, commenced an action by the filing of a summons and complaint against the Company alleging a failure to comply with its demands to convert principal and interest under the Company’s promissory notes in Company common stock.  The Company served and filed its Answer on July 21, 2010, in which it denied the material allegations of the complaint and asserted numerous affirmative defenses.  The parties have entered into a stipulation of settlement resolving this action on November 4, 2010 and a final judgment and injunction were entered on November 12, 2010, pursuant to which the Company agreed to issue stock once a month to the Assignee until it has issued at total 182,000,000 shares of common stock. As of December 31, 2010, the Company has issued 29,834,902 shares of its common stock to the Assignee. See Note K for subsequent issuance.

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

On September 24, 2010, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate a reverse split on a 1 to 20 basis (the “Reverse Split”).  On October 6, 2010, Financial Industry Regulatory Authority (“FINRA”) approved the Reverse Split and each holder of common stock received 1 share of the Company’s common stock for each 20 shares of the Company’s common stock they owned. The Company did not issue fractional shares in connection with the foregoing stock split.  Fractional shares were rounded up to the nearest whole share.  All per share numbers reflected in this quarterly report on Form 10-Q are reflective of the Reverse Split. At December 31, 2010 and June 30, 2010, common shares issued were 391,984,575 and 173,596,998 and outstanding were 391,982,575 and 173,594,998, respectively.

On September 11, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 1,072,500 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of December 31, 2010, there were 1,072,500 shares issued under this 2007 Plan.

On December 13, 2007, the Company adopted its 2007 Stock Incentive Plan No. 2. (the “2007 Plan #2”). The Company is permitted to issue up to 1,099,700 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of December 31, 2010, there were 1,099,700 shares issued under this 2007 Plan #2.

 On February 21, 2008 the Company adopted its 2008 Stock Incentive Plan. The Company is permitted to issue up to 1,650,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of December 31, 2010, there were 1,617,047 shares issued under this 2008 Plan.

On February 21, 2008 the Company adopted its 2008 California Stock Incentive Plan. The Company is permitted to issue up to 1,650,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of December 31, 2010, there were 1,646,260 shares issued under this 2008 Plan.

On September 15, 2009 the Company adopted its 2009 Stock Incentive Plan. The Company is permitted to issue up to 6,835,750 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of December 31, 2010, there were 4,470,000 shares issued under this 2009 Plan.

On September 15, 2009 the Company adopted its 2009 California Stock Incentive Plan. The Company is permitted to issue up to 6,835,750 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of December 31, 2010, there were 5,260,552 shares issued under this 2009 Plan.

On August 17, 2010, the Company adopted its 2010 Equity Incentive Plan (“2010 Plan”). The Company is permitted to issue up to 17,500,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to directors, officers, consultants, advisors and employees of the Company.  As of December 31, 2010, there were 17,500,000 shares issued under this 2010 Plan.

On November 17, 2010, the Company adopted its 2011 Equity Incentive Plan (“2011 Plan”). The Company is permitted to issue up to 60,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to directors, officers, consultants, advisors and employees of the Company.  As of December 31, 2010, there were 47,961,540 shares issued under this 2010 Plan.

During the six months ended December 31, 2010, the Company issued 60,918,782 shares of common stock, valued at $242,443 for services, accrued expenses and prepayments.

During the six months ended December 31, 2010, the Company converted debt and accrued interest of $53,946 into 149,962,702 shares of common stock.

During the six months ended December 31, 2010, the Company issued 2,250,000 shares of its common stock, valued at $31,500, to its Chief Executive Officer and two of its directors as compensation.

During the six months ended December 31, 2010, the Company issued 5,255,952 shares valued at $33,927 to a former officer to satisfy a claim included in common stock to be issued.

Treasury Stock

As of December 31, 2010 and June 30, 2010, the Company had 2,000 shares of common stock held in treasury, which carried at $0 based on a $0.00001 par value.

NOTE H - STOCK OPTIONS AND WARRANTS

During the six months ended December 31, 2010 and 2009, the Company did not issue any stock warrants or options.  As of December 31, 2010, no warrants or options are outstanding.

NOTE I - COMMITMENTS AND CONTINGENCIES

Employment Agreement

On February 25, 2010, Adam Engel resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. In connection with Mr. Engel’s resignation, the Company entered into a letter agreement dated February 24, 2010 setting forth the terms of the mutual separation. Under the terms, Mr. Engel and the Company agreed to waive any and all continuing rights, including payroll totaling $170,576 and obligations under Mr. Engel’s employment agreement dated December 13, 2007.  Mr. Engel agreed to a one-year non-compete/non solicitation provision as well as confidentiality and non-disparagement clauses.

On May 21, 2010, the Company entered into a consulting agreement with Mr. Engel for a period of five months at $10,000 per month, payable in Company common stock and Mr. Engel agreed that there were no claims arising from the earlier agreement as mentioned above. In June 2010, the Company issued common stock to Mr. Engel valued at $20,000 and recognized the remaining balance as common stock to be issued. The Company paid the consulting fees by issuing the remaining balance of common stock to Mr. Engel during the six months ended December 31, 2010, along with a final issuance in January 2011, and charged additional paid in capital for the value of the issuances in settlement of remaining balance of $50,000 as per above agreement.

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

Ionic Bulb License

On February 24, 2009, the Company entered into an Exclusive License and Sales Agreement whereby the Company obtained worldwide exclusive rights to manufacture, market use, sell, distribute and advertise certain licensed products.  The license is on a year to year basis with automatic renewal and is subject to becoming non-exclusive should the Company fail to files all quarterly and annual reports by due dates, inclusive of allowable extensions.  In exchange for the exclusive license, the Company issued 2,500,000 shares of its common stock.

Payroll Taxes

At December 31, 2010, the Company is delinquent with filing and remitting payroll taxes of approximately $83,000 including estimated penalties and interest related to payroll taxes withheld since April 2007. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Sales Taxes

At December 31, 2010, the Company is delinquent with remitting sales taxes of approximately $16,000, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Legal

In or about May 2010, an alleged assignee (the “Assignee”) of certain convertible promissory notes, commenced an action by the filing of a summons and complaint against the Company alleging a failure to comply with its demands to convert principal and interest under the Company’s promissory notes in Company common stock.  The Company served and filed its Answer on July 21, 2010, in which it denied the material allegations of the complaint and asserted numerous affirmative defenses.  The parties have entered into a stipulation of settlement resolving this action on November 4, 2010 and a final judgment and injunction were entered on November 12, 2010, pursuant to which the Company agreed to issue stock once a month to the Assignee until it has issued at total 182,000,000 shares of common stock.  As of December 31, 2010, the Company had issued 29,834,902 shares to the Assignee. See Note K for subsequent issuance.

Leases

The Company leases office space on a month to month basis in Stuart, Florida and Frisco, Texas.  Rent expense for the three and six months ended December 31, 2010 and 2009 was $2,545 and $0, respectively.

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

As of December 31, 2010, there were no financial assets or liabilities that were measured at fair value on a recurring basis.

NOTE K – SUBSEQUENT EVENTS

Since December 31, 2010, the Company issued an aggregate of 110,684,407 shares of common stock upon conversion of convertible promissory notes and interest, including 20,820,507 shares issued to the Assignee.

Since December 31, 2010, the Company issued an aggregate of 7,000,000 shares of common stock in exchange for consulting services.

On January 8, 2011, the Company entered into amendment agreements with certain note holders to extend the maturity dates on certain convertible term notes to January 8, 2012 as discussed in Note F.

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

 Company History

We were organized on December 19, 2005 under the state laws of Delaware with an original name of “The Diet Coffee Company.” On June 25, 2008, we changed our name to Zevotek, Inc. We market and sell innovative personal and home care items. We have a license to sell the Ionic Bulb, a patented air purifier that silently emits negative ions using a microchip placed inside a 10,000-hour energy saving compact fluorescent light bulb (CFL). The Ionic Bulb is an eco-easy maintenance-free inexpensive alternative that is designed to clean the air in a 100 square foot area of unpleasant odors and indoor air pollutants that you breathe. We sell the Ionic Bulb through specialty retail shops, TV commercials, Amazon.com and newionicbulb.com, and we market the Ionic Bulb to major U.S. retail stores. We acquired exclusive worldwide sales and manufacturing rights to a U.S. patented new product named Gung H2O that reduces water use in the home. We plan to sell Gung H20 to major U.S. retail stores and directly to American consumers using TV ads and Internet marketing.

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

Comparison of Three Months Ended December 31, 2010 To December 31, 2009

Results of Operations

Revenue

Our sales were $2,544 for the three months ended December 31, 2010 and $5,077 for the three months ended December 31, 2009, a decrease of $2,533 or 49.9%.   We started test marketing the Ionic Bulb in December 2009 by airing a two-minute Ionic Bulb infomercial on a variety of U.S. cable television channels at different times of the day and days of the week.  Television test marketing helps us find viewing audiences more inclined to buy the Ionic Bulb, educate viewers on the Ionic Bulb's performance and money saving features and test different prices. To gain publicity and reviews of the Ionic Bulb in 2010, we introduced the Ionic Bulb to environmentally conscious celebrities in Hollywood, to TV journalists and to editors and writers at magazines, newspapers, electronic journals and blogs. In February 2011, we hired a new sales agency to solicit Ionic Bulb orders from their customer base that is comprised of major national retailers, specialty and regional retailers, a home shopping channel, catalog merchants, and ecommerce companies which we expect will result in increased sales of the Ionic Bulb in future periods resulting from orders they place with us. We also expect the next generation Ionic Bulb we plan to introduce in 2011, with its new more compact design for consumers’ smaller light fixtures and recessed ceiling lights and Energy Star qualification, to increase demand for the Ionic Bulb.

During the three months ended December 31, 2010, our television advertising consisted of airings of one-minute versions of the ad, which is designed to create consumer awareness of the Ionic Bulb rather than to generate direct response sales. We are using airings of our Ionic Bulb one-minute ad and a new thirty-second ad that began airing in January 2011 to result in successful sales of the Ionic Bulb at retail outlets that we expect to carry our products. Sales for the three months ended December 31, 2010 are comprised of Ionic Bulb sold directly to individual consumers who called toll-free telephone numbers that appeared in our TV ads or who bought the Ionic Bulb on the Internet either through our newionicbulb.com website or Amazon.com. We are treating as a consignment sale the shipments of the Ionic Bulb to retail stores of a new customer in the three months ended December 31, 2010, and therefore excluding the shipments from our sales until revenue recognition criteria are satisfied. Sales for the three months ended December 31, 2009 are comprised of Ionic Bulb sales to individual consumers who called toll-free telephone numbers that appeared in our TV ads that began airing in December 2009. Our revenues exclude shipping and handling fees, which we include as an offset to our shipping and handling costs.

Gross Profit

Our gross profit was $873 for the three months ended December 31, 2010 and $3,556 for the three months ended December 31, 2009. The decrease of $2,683 or 75.4% was due primarily to the decrease in revenue. We anticipate improving our gross profit margin through the introduction of a next generation Ionic Bulb manufactured by a factory in China at a lower cost than the cost of our current model of the Ionic Bulb.

Operating Expenses

Operating expenses were $250,861 for the three months ended December 31, 2010, as compared to $207,817 for the three months ended December 31, 2009.  The increase of $43,044 or 20.7% was primarily due to the increase in selling expenses related to our advertising, promoting and marketing the Ionic Bulb for the placement of the Ionic Bulb on U.S. retail store shelves, which began during the quarter and to generate orders from major U.S. retailers, specialty stores, catalog companies and Internet sellers such as Amazon.com.  We incurred $107,479 and $86,571 in selling expenses during the three months ended December 31, 2010 and 2009, respectively.  Selling expenses for the three months ended December 31, 2010 were comprised of advertising and marketing costs in connection with a sales and marketing campaign to generate Ionic Bulb retail orders in our fiscal year ending June 30, 2011.  Selling expenses for the three months ended December 31, 2009 were comprised of the Ionic Bulb test marketing that began in December 2009. We anticipate increased selling expenses in the future as we increase the frequency of Ionic Bulb TV ad airings, other Ionic Bulb promotional activities and plans to support sales growth. We incurred $143,382 and $121,246 in general and administrative expenses for the three months ended December 31, 2010 and 2009, respectively.

  Net Loss

Our net loss decreased by $633 or 0.2% to $325,003 for the three months ended December 31, 2010 as compared to our net loss of $325,636 for the three months ended December 31, 2009.

Our net loss per common share was $0.00 (basic and diluted) for three months ended December 31, 2010 as compared to our net loss per common share of $0.01 for the three months ended December 31, 2009.

The weighted average number of outstanding shares was 278,224,009 (basic and diluted) for three months ended December 31, 2010 as compared to 63,826,203 (basic and diluted) for the three months ended December 31, 2009.

Comparison of Six Months Ended December 31, 2010 To December 31, 2009

Results of Operations

Revenue

Our sales were $7,884 for the six months ended December 31, 2010 and $5,077 for the six months ended December 31, 2009, an increase of $2,807 or 55.3%.   We started test marketing the Ionic Bulb in December 2009 by airing a two-minute Ionic Bulb infomercial on a variety of U.S. cable television channels at different times of the day and days of the week.  Television test marketing helps us find viewing audiences more inclined to buy the Ionic Bulb, educate viewers on the Ionic Bulb's performance and money saving features and test different prices. To gain publicity and reviews of the Ionic Bulb in 2010, we introduced the Ionic Bulb to environmentally conscious celebrities in Hollywood, to TV journalists and to editors and writers at magazines, newspapers, electronic journals and blogs. In February 2011, we hired a new sales agency to solicit Ionic Bulb orders from their customer base that is comprised of major national retailers, specialty and regional retailers, a home shopping channel, catalog merchants, and ecommerce companies which we expect will result in increased sales of the Ionic Bulb in future periods resulting from orders they place with us. We also expect the next generation Ionic Bulb we plan to introduce in 2011, with its new more compact design for consumers’ smaller light fixtures and recessed ceiling lights and Energy Star qualification, to increase demand for the Ionic Bulb.

During the six months ended December 31, 2010, our television advertising consisted of airings of one-minute versions of the ad, which is designed to create consumer awareness of the Ionic Bulb more than to generate direct response sales.  We are using airings of our Ionic Bulb one-minute ad and a new thirty-second ad that began airing in January 2011 to result in successful sales of the Ionic Bulb at retail outlets that we expect to carry our products.  Sales for the six months ended December 31, 2010 are comprised of Ionic Bulb sold directly to individual consumers who called toll-free telephone numbers that appeared in our TV ads or who bought the Ionic Bulb on the Internet either through our newionicbulb.com website or Amazon.com. We are treating as a consignment sale the shipments of the Ionic Bulb to retail stores of a new customer in the six months ended December 31, 2010, and therefore excluding the shipments from our sales until revenue recognition criteria are satisfied. Sales for the six months ended December 31, 2009 are comprised of Ionic Bulb sales to individual consumers who called toll-free telephone numbers that appeared in our TV ads that began airing in December 2009. Our revenues exclude shipping and handling fees, which we include as an offset to our shipping and handling costs.

Gross Profit

Our gross profit was $3,072 for the six months ended December 31, 2010 and $3,556 for the six months ended December 31, 2009. The decrease of $484 or 13.6% was due to increased sales order fulfillment costs. We anticipate improving our gross profit margin through the introduction of a next generation Ionic Bulb manufactured by a factory in China at a lower cost than the cost of our current model of the Ionic Bulb.

Operating Expenses

Operating expenses were $577,538 for the six months ended December 31, 2010, as compared to $409,602 for the six months ended December 31, 2009.  The increase of $167,936 or 41.0% was primarily due to the increase in selling expenses related to our advertising, promoting and marketing the Ionic Bulb for the placement of the Ionic Bulb on U.S. retail store shelves, which began during the quarter and to generate orders from major U.S. retailers, specialty stores, catalog companies and Internet sellers such as Amazon.com.  We incurred $245,183 and $86,571 in selling expenses during the six months ended December 31, 2010 and 2009, respectively.  Selling expenses were comprised of advertising and marketing costs in connection with a sales and marketing campaign to generate Ionic Bulb retail orders in our fiscal year ending June 30, 2011.  We anticipate increased selling expenses in the future as we increase the frequency of Ionic Bulb TV ad airings, other Ionic Bulb promotional activities and plans to support sales growth. We incurred $332,355 and $323,031 in general and administrative expenses for the six months ended December 31, 2010 and 2009, respectively.

Net Loss

Our net loss was $725,036 for the six months ended December 31, 2010 and our net loss was $619,897 for the six months ended December 31, 2009.  The increase of $105,139 or 16.9% was primarily due to increased selling expenses related to our advertising, promoting and marketing the Ionic Bulb for the placement of the Ionic Bulb on U.S. retail store shelves and to generate Ionic Bulb retail orders in our fiscal year ending June 30, 2011.

Our net loss per common share was $0.00 (basic and diluted) for six months ended December 31, 2010 as compared to our net loss per common share of $0.02 for the six months ended December 31, 2009.

The weighted average number of outstanding shares was 235,045,382 (basic and diluted) for six months ended December 31, 2010 as compared to 40,167,624 (basic and diluted) for the six months ended December 31, 2009.

Liquidity and Capital Resources

Overview

As of December 31, 2010, we had a working capital deficit of $1,586,575.  As of June 30, 2010, we had a working capital deficit of $1,478,126.  Our cash position at December 31, 2010 was $21,173 as compared to $132,517 at June 30, 2010.  Our working capital deficit did not significantly change during the three months ended December 31, 2010.

Cash provided by financing activities totaled $234,903 for the six months ended December 31, 2010 consisting of advances from a note holder.

We expect capital expenditures to be nominal for the year ending June 30, 2011. These anticipated expenditures are for investments in property and equipment used in our business.

Financing Needs

Since our inception on December 19, 2005 to December 31, 2010, we have generated revenues of $1,398,145 and have incurred an accumulated deficit of $6,210,061.  We hope to begin achieving sustainable revenues in 2011 from sales of the Ionic Bulb and the introduction of our new Gung H20 product.  We are seeking additional products to market and sell, which we believe will allow us to make use of our existing operational structure to generate more sales and gross profits.  Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting, the Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The reason for the ineffectiveness of our disclosure controls and procedures was the result of having a limited number of employees and not having proper segregation of duties based on the cost benefit of hiring additional employees solely to address the segregation of duties issue. We compensate for the lack of segregation of duties by employing close involvement of management in day-to-day operations.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Metacomet Company, LLC v. Zevotek, Inc

Case No. 3:10CV1754 (MRK)

United States District Court, District of Connecticut

In or about May 2010, an alleged assignee (the “Assignee”) of certain convertible promissory notes commenced an action by the filing of a summons and complaint against us alleging a failure to comply with its demands to convert principal and interest under the promissory notes in our common stock.  We served and filed our Answer on July 21, 2010, in which we denied the material allegations of the complaint and asserted numerous affirmative defenses.  The parties have entered into a stipulation of settlement resolving this action on November 4, 2010 and a final judgment and injunction were entered on November 12, 2010, pursuant to which we agreed to issue stock once a month to the Assignee until we have issued at total 182,000,000 shares of our common stock.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2010, the Company issued 149,962,702 shares of common stock in payment of principal and interest due on unregistered convertible promissory notes. The notes and the shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions of an issuer not involving a public offering.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – REMOVED AND RESERVED.

ITEM 5 – OTHER INFORMATION

On August 6, 2010, the Company issued a convertible promissory note to a certain investor in the principal amount of $192,430.62. The Note matures on the two-year anniversary of the date of issuance (the “Maturity Date”) and accrues interest at an annual rate of ten percent (10%).  The Note is payable in full on the Maturity Date unless previously converted into shares of the Company’s common stock at an initial conversion price of $0.0001 per share, as may be adjusted.  A form of the note is attached to this Quarterly Report as Exhibit 4.1.

On January 8, 2011, the Company and certain holders of its convertible promissory notes originally dated as of January 9, 2010 and March 9, 2009, entered into an amendment agreement (the “Amendment Agreement”) in order to extend the maturity date of an aggregate of $140,424.72 worth of the Company’s convertible promissory notes to January 8, 2012.  A form of the Amendment Agreement is attached to this Quarterly Report as Exhibit 4.2.

ITEM 6 – EXHIBITS

Item No.	Description
4.1	Form of Convertible Promissory Note
4.2	Form of Amendment to Convertible Promissory Notes
31.1	Certification of Robert Babkie, Chief Executive Officer and Chief Financial Officer of Zevotek, Inc. pursuant to Rule 13a-14(a)
32.1	Certification of Robert Babkie, Chief Executive Officer and Chief Financial Officer of Zevotek, Inc. pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEVOTEK, INC.

February 18, 2011	/s/ Robert Babkie
Robert Babkie
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Principal Financial and Accounting Officer)