Form 10-Q
period 2011-03-31
Zevotek, Inc
filed 2011-05-16
CIK 1364208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS
As of May 16, 2011, there were 846,665,314 shares of our common stock outstanding.

Transitional Small Business Disclosure Format:    Yes   ☐   No   ☒

Quarterly Report on Form 10-Q for the

Quarterly Period Ended March 31, 2011

PART 1:                  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
ZEVOTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,804	$132,517
Accounts receivable	2,916	6,269
Inventory	90,117	98,247
Prepayments and other current assets	393	17,993
Total current assets	95,230	255,026

Other assets:
Security deposit	5,000	5,000
Licensing agreement	40,000	40,000
Total assets	$140,230	$300,026

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$772,207	$705,855
Advances payable	917,862	820,389
Convertible notes payable and demand notes (net of debt discount of $6,217 and $53,692 as of March 31, 2011 and June 30, 2010, respectively)	201,896	182,557
Customer deposits	24,351	24,351
Total current liabilities	1,916,316	1,733,152

Long term portion of convertible notes payable (net of debt discount of $130,042 and $22,916 as of March 31, 2011 and June 30, 2010, respectively)	62,388	21,084

Stockholders' deficit:
Series A Preferred stock, $0.00001 par value; 10,000,000 shares authorized; 50,000 shares issued and outstanding as of March 31, 2011 and June 30, 2010.	1	1
Series B Preferred stock, $0.00001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of March 31, 2011 and June 30, 2010	10	10
Common stock, $0.00001 par value, 5,000,000,000 shares authorized; 695,833,865 and 173,596,998 shares issued and 695,831,865 and 173,594,998 shares outstanding as of March 31, 2011 and June 30, 2010, respectively	6,958	1,736
Common stock to be issued	—	30,000
Treasury stock, 2,000 shares as of March 31, 2011 and June 30, 2010	—	—
Additional paid in capital	4,600,089	3,999,068
Accumulated deficit	(6,445,532)	(5,485,025)
Total stockholders' deficit	(1,838,474)	(1,454,210)
Total liabilities and stockholders' deficit	$140,230	$300,026

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
REVENUES:
Sales	$5,068	$33,581	$12,952	$38,658

Cost of sales	2,514	20,731	7,326	22,252

Gross profit	2,554	12,850	5,626	16,406

OPERATING EXPENSES:
Selling	46,287	151,290	291,471	237,897
General and administrative	124,319	143,257	456,674	466,252
Total operating expense	170,606	294,547	748,145	704,149

Loss from operations	(168,052)	(281,697)	(742,519)	(687,743)

OTHER (EXPENSE):
Interest, net	(29,875)	(34,592)	(85,208)	(59,164)

Amortization of beneficial conversion feature	(37,544)	(58,837)	(132,780)	(248,116)

Total other expense	(67,419)	(93,429)	(217,988)	(307,280)
Net loss before provision for income taxes	(235,471)	(375,126)	(960,507)	(995,023)

Income taxes	—	—	—	—

NET LOSS	$(235,471)	$(375,126)	$(960,507)	$(995,023)

Net loss per common share, basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding, basic and fully diluted	520,586,884	112,334,770	328,836,386	63,872,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from June 30, 2009 to March 31, 2011
(UNAUDITED)

	Preferred stock						Common			Additional
	Series A		Series B		Common stock		Stock To	Treasury stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2009	50,000	$1	1,000,000	$10	8,804,619	$88	$30	2,000	$—	$2,728,469	$(4,146,023)	$(1,417,425)
Common stock issued for services rendered	—	—	—	—	6,670,600	66	—	—	—	276,230	—	276,296
Common stock issued for accrued expenses	—	—	—	—	1,500,000	15	—	—	—	489,734	—	489,749
Conversion of debt and accrued interest for common stock	—	—	—	—	155,698,350	1,557	(30)	—	—	309,569	—	311,096
Common stock issued for officer’s compensation	—	—	—	—	350,000	4	—	—	—	10,496	—	10,500
Fair value of beneficial conversion feature	—	—	—	—	—	—	—	—	—	44,000	—	44,000
Common stock to be issued to former officer for accrued compensation	—	—	—	—	571,429	6	30,000	—	—	140,570	—	170,576

Net loss	—	—	—	—	—	—	—	—	—	—	(1,339,002)	(1,339,002)
BALANCE, June 30, 2010	50,000	$1	1,000,000	$10	173,594,998	$1,736	$30,000	2,000	$—	$3,999,068	$(5,485,025)	$(1,454,210)
Common stock issued for services rendered	—	—	—	—	66,028,670	660	—	—	—	188,526	—	189,186
Common stock issued for accounts payable	—	—	—	—	4,428,572	44	—	—	—	79,956	—	80,000
Conversion of debt and interest,for common stock	—	—	—	—	441,773,532	4,418	—	—	—	78,709	—	83,127
Common stock issued to officer and board members	—	—	—	—	2,250,000	22	—	—	—	31,478	—	31,500
Fair value of beneficial conversion feature	—	—	—	—	—	—	—	—	—	192,430	—	192,430
Common stock issued to former officer for accrued compensation	—	—	—	—	7,755,952	78	(30,000)	—	—	29,922	—	—
Shares issued in satisfaction of fraction shares resulting from 1 for 20 reverse stock split	—	—	—	—	141	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(960,507)	(960,507)
BALANCE, March 31, 2011	50,000	$1	1,000,000	$10	695,831,865	$6,958	$—	2,000	$—	$4,600,089	$(6,445,532)	$(1,838,474)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2011 and 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(960,507)	$(995,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	189,186	227,463
Common stock issued for interest	4,050	—
Common stock issued for officer’s compensation	—	10,500
Common stock issued to officer and board members as remuneration	31,500	—
Amortization of beneficial conversion feature	132,780	248,116
Changes in operating assets and liabilities:
Accounts receivable	3,353	(5,481)
Inventory	8,130	(115,547)
Prepayments and other current assets	17,600	(11,931)
Accounts payable and accrued expenses	153,292	70,485
Net cash used in operating activities	(420,616)	(571,418)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable	289,903	597,289
Net cash provided by financing activities	289,903	597,289

Net (decrease) increase in cash and cash equivalents	(130,713)	25,871
Cash and cash equivalents, beginning of period	132,517	—

Cash and cash equivalents, end of period	$1,804	$25,871

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid	$—	$—
Taxes paid	$—	$—
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of accrued liabilities	$110,000	$660,322
Common stock issued for prior year interest	$4,119	$—
Exchange of convertible debenture for advances payable	$192,430	$44,000
Interest transfer to convertible note	$2,821	$—
Debt and accrued interest converted for shares of common stock	$79,077	$242,822

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Business and Basis of Presentation

ZEVOTEK, INC. (“Company” or “Registrant”) was organized on March 19, 2005 under the state laws of Delaware with an original name of “The Diet Coffee Company.” On June 25, 2008, the Company changed its name to Zevotek, Inc.

The Company’s wholly owned subsidiary is Ionic Bulb.com, Inc., a Delaware corporation formed on August 21, 2007, through which we sell the Ionic Bulb, a patented air purifier that silently emits negative ions using a microchip placed inside a 10,000-hour energy saving compact fluorescent light bulb (CFL). The Ionic Bulb is an eco-easy maintenance-free inexpensive alternative that is designed to clean the air in a 100 square foot area of unpleasant odors and indoor air pollutants that you breathe. We sell the Ionic Bulb through specialty retail shops, TV commercials, websites Amazon.com and newionicbulb.com. We also market the Ionic Bulb to major U.S. retail stores. We acquired exclusive worldwide sales and manufacturing rights to a U.S. patented new product named “Gung H2O” that reduces water use in the home. We plan to sell Gung H20 to major U.S. retail stores and directly to American consumers using TV ads and Internet marketing.

General

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission and instructions to Form 10Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet of the Company, as of June 30, 2010, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2010.

Reverse Stock Split

On September 24, 2010, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware in order to effectuate a reverse split on a 1 to 20 basis that Financial Industry Regulatory Authority (“FINRA”) approved on October 6, 2010.

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

ASC 605 incorporates Accounting Standards Codification 605-25, “Revenue Recognition Multiple Element Arrangements”.  ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The Company does not have any multiple element arrangements.

Consideration Paid to Customers

The Company offers our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales.  No customer incentives are included in sales for the three and nine months ended March 31, 2011 and 2010.

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

Inventories consist of finished products available for sale to distributors and customers. At March 31, 2011 and June 30, 2010, finished goods inventory was $90,117 and $98,247, respectively.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories.  As of March 31, 2011 and June 30, 2010, the allowance for doubtful accounts was $0.

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

Advertising

The Company charges the costs of advertising to expenses as incurred.  The Company charged $10,842 and $55,904 to operations for the three months ended March 31, 2011 and 2010, respectively. The Company charged $141,895 and $183,563 to operations for the nine months ended March 31, 2011 and 2010, respectively.

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

As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2011.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standards Codification 730 "Research and Development" (“ASC 730”). Under ASC 730, all research and development costs must be charged to expense as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for three and nine months ended March 31, 2011 and 2010, respectively.

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

Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants would have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation.

Potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 3,898,973,401 and 3,198,819,323 shares, respectively at March 31, 2011 and 2010, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

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

NOTE B - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2011, the Company incurred net losses of $235,471 and $960,507, respectively.  At March 31, 2011, the Company had a working capital deficit of $1,821,086 and accumulated losses of $6,445,532. The Company is in default of principal and accrued interest on certain convertible notes payable.

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

NOTE C – LICENSING, DISTRIBUTION AND PURCHASING AGREEMENT

On February 24, 2009, the Company entered into an Exclusive License and Sales Agreement whereby the Company has worldwide exclusive rights to manufacture, market use, sell, distribute and advertise a patented ionic bulb.

In exchange for the exclusive license, the Company issued 2,500,000 shares of its common stock.  The license was valued at the market price of the underlying security.

On March 2, 2011, the Company and the Ionic Bulb patent holder entered into a non-exclusive Purchasing Representative Agreement whereby the patent holder shall introduce the Company to a new third party manufacturer that will produce a next generation version of the Ionic Bulb with new features and improved manufacturing cost.  Additionally, the patent holder affirms his obligation to defend against patent infringement.  The Company shall pay patent holder a fixed amount per Ionic Bulb ordered from the new manufacturer.  The Company agreed to make an advance fee payment by issuance of 25,000,000 shares of the Company’s restricted stock.  The value of the restricted shares applied to payment of the fees is to be based upon the average closing price of the Company's common stock for the ten trading days preceding the date on which the restrictive stock legend may be removed. The term of the agreement is three years with one-year automatic renewals that are subject to minimum fee payments to the patent holder for the first and second renewal term, respectively.  As of March 31, 2011, no shares were issued, no value has been determined or assigned to the shares under this agreement and no amount has been recorded.

NOTE D- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:
	March 31, 2011 (unaudited)	June 30, 2010
Accounts payable	$60,386	$101,379
Accrued professional fees	154,242	95,000
Accrued payroll and payroll taxes	163,512	156,817
Old disputed accounts payable	136,405	136,405
Accrued interest	150,032	76,291
Other accrued liabilities	107,630	139,963
Total	$772,207	$705,855

NOTE E – ADVANCES PAYABLE

As of March 31, 2011 and June 30, 2010, the Company owed $917,862 and $820,389, respectively, to a note holder for cash advanced to the Company for operating purposes.  The advances accrue interest at 10% per annum and are repayable on demand.  On May 10, 2011, the Company converted $945,527 of advances, including $27,665 of additional advances received in April 2011, into a convertible term note as discussed in Note K.

NOTE F - CONVERTIBLE NOTES PAYABLE AND DEMAND NOTES

	March 31, 2011 (unaudited)	June 30, 2010
Notes Payable:
Convertible term note (a)	$923	$3,423
Convertible term note (b)	1,923	1,923
Convertible term note (c)	50,000	50,000
Convertible term note (d)	5,849	13,907
Convertible term note (e)	38,225	65,225
Convertible term note (f)	11,132	11,132
Convertible term note (g)	39,420	44,000
Convertible term note (h)	192,430	—
Convertible term note (i)	34,141	49,140
Convertible term note (j)	26,500	41,500
	400,543	280,250
Less: discount on debt	(136,259)	(76,608)
	264,284	203,642
Less: current portion	(201,896)	(182,558)
Long term debt	$62,388	$21,084

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

e)
On March 9, 2009, the Company entered into convertible term notes bearing interest at 10% per annum with a maturity date of March 9, 2011.   The notes were amended on January 8, 2011 to extend the maturity date to January 8, 2012. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

f)
Of the convertible term notes entered into on May 14, 2008, certain notes having a principal amount of $11,132 as of March 31, 2011 and 2010 were not amended with respect to their conversion price and, at any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.001 per share (see below). The Company is in default of payment of principal and interest on the note and the Company is in discussions with the note holder about amending the conversion terms to cure the default.

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

i)
On January 8, 2009, the Company entered into convertible term notes bearing interest at 10% per annum with a maturity date of January 8, 2011.   The notes were amended on January 8, 2011 to extend the maturity date to January 8, 2012. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

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

 In accordance with Accounting Standards Codification 470-20-65, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“ASC 470-20-65”), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $314,049 of the proceeds, which was equal to the intrinsic value of the imbedded beneficial conversion feature at the time, to additional paid in capital and a debt discount against the Notes issued during the year ended June 30, 2008. The debt discount attributed to the beneficial conversion feature was originally amortized over the Notes maturity period (two years) as interest expense, adjusted for conversion of debt to common stock. In January 2009 through March 2009, the Company restructured certain Notes to a conversion rate of $0.0001 per share with a two year term and accordingly fully amortized the remaining debt discount of $206,160. In accordance with ASC 470-20-65, Accounting for Convertible Securities with Beneficial Conversion Features, the Company recognized an imbedded beneficial conversion feature present in the notes. The Company recognized and measured an aggregate of $457,849 of the proceeds, which is equal to the intrinsic value of the imbedded amended beneficial conversion feature, to additional paid in capital and a debt discount against the Notes issued during the year ended June 30, 2009. The remaining debt discount attributed to the original beneficial conversion feature was expensed at the time the Notes were amended and the $457,849 assigned to the amended beneficial conversion feature is being amortized over the Notes maturity period.

On July 28, 2009, the Company issued a $44,000 convertible note having the same terms as the amended outstanding convertible notes.  The Company recognized and measured an aggregate of $44,000 of the proceeds, which is equal to the intrinsic value of the imbedded amended beneficial conversion feature, to additional paid in capital and a debt discount against the note issued, with the discount being amortized over the note’s two-year term.

On August 6, 2010, the Company converted $192,430 of advances payable into a convertible note.  The Company recognized and measured an aggregate of $192,430 of the advances payable, which is equal to the intrinsic value of the imbedded amended beneficial conversion feature, to additional paid in capital and a debt discount against the note issued, with the discount being amortized over the note’s two-year term.

During the three and nine months ended March 31, 2011, amortization related to the beneficial conversion feature on the convertible notes was $37,544 and $132,780, respectively.

During the three and nine months ended March 31, 2010, amortization related to the beneficial conversion feature on the convertible notes was $58,837 and $248,116, respectively.

In or about May 2010, an alleged assignee (the “Assignee”) of certain convertible promissory notes commenced an action by the filing of a summons and complaint against the Company alleging a failure to comply with its demands to convert principal and interest under the Company’s promissory notes in Company common stock.  The Company served and filed its Answer on July 21, 2010, in which it denied the material allegations of the complaint and asserted numerous affirmative defenses.  The parties have entered into a stipulation of settlement resolving this action on November 4, 2010 and a final judgment and injunction were entered on November 12, 2010, pursuant to which the Company agreed to issue stock once a month to the Assignee until it has issued at total 182,000,000 shares of common stock. As of March 31, 2011, the Company has issued 108,781,832 shares of its common stock to the Assignee. See Note K for subsequent issuance.

NOTE G – STOCKHOLDERS EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of Preferred Stock of which 50,000 shares have been designated as Series A Preferred Stock, par value $0.00001, and 1,000,000 shares have been designated as Series B Preferred Stock, par value $0.00001 within the limitations and restrictions stated in the Certificate of Incorporation of the Company.

The Company issued 50,000 shares of Series A Preferred Stock. Each share of the Series A Preferred Stock is entitled to 10,000 votes on all matters submitted to the stockholders of the Company. The holders of the Series A Preferred Stock are not granted any preference upon the liquidation, dissolution or winding up of the business of the Company. The Series A Preferred Stock is not Convertible into Common Stock.

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

On September 24, 2010, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate a reverse split on a 1 to 20 basis (the “Reverse Split”).  On October 6, 2010, Financial Industry Regulatory Authority (“FINRA”) approved the Reverse Split and each holder of common stock received 1 share of the Company’s common stock for each 20 shares of the Company’s common stock they owned. The Company did not issue fractional shares in connection with the foregoing stock split.  Fractional shares were rounded up to the nearest whole share.  All per share numbers reflected in this quarterly report on Form 10-Q are reflective of the Reverse Split. At March 31, 2011 and June 30, 2010, common shares issued were 695,833,865 and 173,596,998 and outstanding were 695,831,865 and 173,594,998, respectively.

On September 11, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 1,072,500 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of March 31, 2011, there were 1,072,500 shares issued under this 2007 Plan.

On March 13, 2007, the Company adopted its 2007 Stock Incentive Plan No. 2. (the “2007 Plan #2”). The Company is permitted to issue up to 1,099,700 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of March 31, 2011, there were 1,099,700 shares issued under this 2007 Plan #2.

 On February 21, 2008 the Company adopted its 2008 Stock Incentive Plan. The Company is permitted to issue up to 1,650,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of March 31, 2011, there were 1,617,047 shares issued under this 2008 Plan.

On February 21, 2008 the Company adopted its 2008 California Stock Incentive Plan. The Company is permitted to issue up to 1,650,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of March 31, 2011, there were 1,646,260 shares issued under this 2008 Plan.

On September 15, 2009 the Company adopted its 2009 Stock Incentive Plan. The Company is permitted to issue up to 6,835,750 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of March 31, 2011, there were 4,470,000 shares issued under this 2009 Plan.

On September 15, 2009 the Company adopted its 2009 California Stock Incentive Plan. The Company is permitted to issue up to 6,835,750 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of March 31, 2011, there were 5,260,552 shares issued under this 2009 Plan.

On August 17, 2010, the Company adopted its 2010 Equity Incentive Plan (“2010 Plan”). The Company is permitted to issue up to 17,500,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to directors, officers, consultants, advisors and employees of the Company.  As of March 31, 2011, there were 17,500,000 shares issued under this 2010 Plan.

On November 17, 2010, the Company adopted its 2011 Equity Incentive Plan (“2011 Plan”). The Company is permitted to issue up to 60,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to directors, officers, consultants, advisors and employees of the Company.  As of March 31, 2011, there were 60,000,000 shares issued under this 2011 Plan.

During the nine months ended March 31, 2011, the Company issued 70,457,242 shares of common stock, valued at $269,186 for services, accrued expenses and accounts payable.

During the nine months ended March 31, 2011, the Company converted debt and accrued interest of $83,127 into 441,773,532 shares of common stock.

During the nine months ended March 31, 2011, the Company issued 2,250,000 shares of its common stock, valued at $31,500, to its Chief Executive Officer and two of its directors as compensation.

During the nine months ended March 31, 2011, the Company issued 7,755,952 shares valued at $30,000 to a former officer to satisfy a claim included in common stock to be issued.

Treasury Stock

As of March 31, 2011 and June 30, 2010, the Company had 2,000 shares of common stock held in treasury, which carried at $0 based on a $0.00001 par value.

NOTE H - STOCK OPTIONS AND WARRANTS

During the nine months ended March 31, 2011 and 2010, the Company did not issue any stock warrants or options.  As of March 31, 2011, no warrants or options are outstanding.

NOTE I - COMMITMENTS AND CONTINGENCIES

Employment Agreement

On February 25, 2010, Adam Engel resigned from his positions as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. In connection with Mr. Engel’s resignation, the Company entered into a letter agreement dated February 24, 2010 setting forth the terms of the mutual separation. Under the terms, Mr. Engel and the Company agreed to waive any and all continuing rights, including payroll totaling $170,576 and obligations under Mr. Engel’s employment agreement dated March 13, 2007.  Mr. Engel agreed to a one-year non-compete/non solicitation provision as well as confidentiality and non-disparagement clauses.

On May 21, 2010, the Company entered into a consulting agreement with Mr. Engel for a period of five months at $10,000 per month, payable in Company common stock and Mr. Engel agreed that there were no claims arising from the earlier agreement as mentioned above. In June 2010, the Company issued common stock to Mr. Engel valued at $20,000 and recognized the remaining balance as common stock to be issued. The Company paid the consulting fees by issuing the remaining balance of common stock to Mr. Engel during the nine months ended March 31, 2011, along with a final issuance in January 2011, and charged additional paid in capital for the value of the issuances in settlement of remaining balance of $50,000 as per above agreement.

U.S. Federal Trade Commission Settlement

On March 26, 2007, the Company received a letter from the U.S. Federal Trade Commission (“FTC”) whereby former management was informed that the FTC was conducting an investigation into advertising claims made for weight loss product known as “Slim Coffee.”  The purpose of the investigation was to determine whether former management, in connection with its sales of Slim Coffee, engaged in unfair or deceptive acts or practices and false advertising.  A negotiated settlement was reached with the FTC under which the Company, its former management did not admit any wrongdoing.  On January 10, 2008, pursuant to a stipulated final judgment and order, the United States District Court, Southern District of New York, entered a final judgment and order against the Company in the amount of $923,910.  The full amount of the judgment, and payment of any portion of it is suspended and cannot be reinstated so long as (a) the Company abides by the reporting and monitoring requirements of the judgment, (b) does not make false advertising claims in connection with any of its products in the future, and (c) its past financial disclosures to the FTC were materially accurate. The Company plans to comply with the terms of the stipulation and do not anticipate incurring a liability for the judgment, however there can be no assurance of compliance.  Should the Company fail to comply with the FTC’s final judgment, this could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

On March 2, 2011, the Company and the Ionic Bulb patent holder entered into a non-exclusive Purchasing Representative Agreement whereby the patent holder shall introduce the Company to a new third party manufacturer that will produce a next generation version of the Ionic Bulb with new features and improved manufacturing cost.  Additionally, the patent holder affirms his obligation to defend against patent infringement.  The Company shall pay patent holder a fixed amount per Ionic Bulb ordered from the new manufacturer.  The Company agreed to make an advance fee payment by issuance of 25,000,000 shares of the Company’s restricted stock.  The value of the restricted shares applied to payment of the fees is to be based upon the average closing price of the Company's common stock for the ten trading days preceding the date on which the restrictive stock legend may be removed. The term of the agreement is three years with one-year automatic renewals that are subject to minimum fee payments to the patent holder for the first and second renewal term, respectively.  As of March 31, 2011, no shares were issued, no value has been determined or assigned to the shares under this agreement and no amount has been recorded.

Payroll Taxes

At March 31, 2011, the Company is delinquent with filing and remitting payroll taxes of approximately $83,000 including estimated penalties and interest related to payroll taxes withheld since April 2007. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Sales Taxes

At March 31, 2011, the Company is delinquent with remitting sales taxes of approximately $16,000, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Legal

In or about May 2010, an alleged assignee (the “Assignee”) of certain convertible promissory notes, commenced an action by the filing of a summons and complaint against the Company alleging a failure to comply with its demands to convert principal and interest under the Company’s promissory notes in Company common stock.  The Company served and filed its Answer on July 21, 2010, in which it denied the material allegations of the complaint and asserted numerous affirmative defenses.  The parties have entered into a stipulation of settlement resolving this action on November 4, 2010 and a final judgment and injunction were entered on November 12, 2010, pursuant to which the Company agreed to issue stock once a month to the Assignee until it has issued at total 182,000,000 shares of common stock.  As of March 31, 2011, the Company had issued 108,781,832 shares to the Assignee. See Note K for subsequent issuance.

Leases

The Company leases office space on a month to month basis in Stuart, Florida and Frisco, Texas.  Rent expense for the three and nine months ended March 31, 2011 was $1,072 and $3,617, respectively. Rent expense for the three and nine months ended March 31, 2010 was $1,638 and $1,638, respectively.

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

As of March 31, 2011, there were no financial assets or liabilities that were measured at fair value on a recurring basis.

NOTE K – SUBSEQUENT EVENTS

Since March 31, 2011, the Company issued an aggregate of 138,833,449 shares of common stock upon conversion of convertible promissory notes and interest, including 37,333,449 shares issued to the Assignee.

Since March 31, 2011, the Company issued an aggregate of 12,000,000 shares of restricted common stock in exchange for consulting services.

On May 5, 2011, the Company adopted its Fiscal 2012 Equity Incentive Plan (“2012 Plan”). The Company is permitted to issue up to 150,000,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to directors, officers, consultants, advisors and employees of the Company. Concurrent with its adoption, the Company’s Board of Directors granted 7,500,000 shares of common stock to each of the Company’s Chief Executive Officer and two of its directors.

On May 10, 2011, the Company issued a convertible promissory note to a certain investor in the principal amount of $945,527 against its advances payable (Note E). The Note matures on the one-year anniversary of the date of issuance (the “Maturity Date”) and accrues interest at an annual rate of ten percent (10%).  The Note is payable in full on the Maturity Date unless previously converted into shares of the Company’s common stock at an initial conversion price of $0.0001 per share, as may be adjusted.

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

Company History

We were organized on March 19, 2005 under the state laws of Delaware with an original name of “The Diet Coffee Company.” On June 25, 2008, we changed our name to Zevotek, Inc. We market and sell innovative personal and home care items.

Company Overview

We are engaged in the direct marketing and distribution of consumer products.    On February 24, 2009, we entered into an Exclusive License and Sales Agreement giving us the worldwide rights to manufacture, market, use, sell, distribute and advertise an air purifier that is contained in an energy saving compact fluorescent light bulb named the Ionic Bulb.  We market the Ionic Bulb through TV infomercials, our website newionicbulb.com and Amazon.com.  We plan to sell through catalogs and major U.S. retail and specialty stores.

On November 15, 2010, we entered into an Exclusive License and Sales Agreement giving us the worldwide rights to manufacture, market, use, sell, distribute and advertise a U.S. patented new product named “Gung H2O” that reduces water use in the home. We plan to sell Gung H20 to major U.S. retail stores and directly to American consumers using TV ads and Internet marketing.

We are currently seeking new products to sell.

Recent Developments

On March 2, 2011, the Company and the Ionic Bulb patent holder entered into a non-exclusive Purchasing Representative Agreement whereby the patent holder shall introduce the Company to a new third party manufacturer that will produce a next generation version of the Ionic Bulb with new features and improved manufacturing cost.  Additionally, the patent holder affirms his obligation to defend against patent infringement.  The Company shall pay patent holder a fixed amount per Ionic Bulb ordered from the new manufacturer.  The Company agreed to make an advance fee payment by issuance of 25,000,000 shares of the Company’s restricted stock.  The value of the restricted shares applied to payment of the fees is to be based upon the average closing price of the Company's common stock for the ten trading days preceding the date on which the restrictive stock legend may be removed. The term of the agreement is three years with one-year automatic renewals that are subject to minimum fee payments to the patent holder for the first and second renewal term, respectively.  As of March 31, 2011, no shares were issued, no value has been determined or assigned to the shares under this agreement and no amount has been recorded.

Products

Ionic Bulb

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

Gung H2O

We plan to sell Gung H2O, a patented new product that reduces water use in the average American family home and reduces utility bill savings.  Our patented product design makes for easy installation in any standard toilet and delivers savings at a fraction of the cost of a low-flow toilet.

Comparison of Three Months Ended March 31, 2011 To March 31, 2010

Results of Operations

Revenue

Our sales were $5,068 for the three months ended March 31, 2011 and $33,581 for the three months ended March 31, 2010, a decrease of $28,513 or 84.9% which was primarily due to our airings of the one-minute versions of our Ionic Bulb ads in the three months ended March 31, 2011 rather than the two-minute versions that we aired in the three months ended March 31, 2010.  The one-minute ads are designed to create consumer awareness of the Ionic Bulb rather than to generate Ionic Bulb direct response sales.  The two-minute ads also create consumer awareness and the added length of the ad generates more direct response sales. We started test marketing the Ionic Bulb in December 2009 by airing a two-minute Ionic Bulb infomercial on a variety of U.S. cable television channels at different times of the day and days of the week.  Television test marketing helps us find viewing audiences more inclined to buy the Ionic Bulb, educate viewers on the Ionic Bulb's performance and money saving features and test different prices. In 2011, we hired three new sales agencies to solicit Ionic Bulb orders from their customer base that is comprised of major national retailers, specialty and regional retailers, a home shopping channel, catalog merchants, and ecommerce companies which we expect will result in increased sales of the Ionic Bulb in future periods resulting from orders they place with us. We also expect the next generation Ionic Bulb we plan to introduce in 2011, with its new more compact design for consumers’ smaller light fixtures and recessed ceiling lights and Energy Star qualification, to increase demand for the Ionic Bulb.

During the three months ended March 31, 2011, we began airing our Ionic Bulb one-minute ad and a new thirty-second ad to result in successful sales of the Ionic Bulb at retail outlets that we expect to carry our products. Sales for the three months ended March 31, 2011 are comprised of Ionic Bulb sold directly to individual consumers who called toll-free telephone numbers that appeared in our TV ads or who bought the Ionic Bulb on the Internet. Our revenues exclude shipping and handling fees, which we include as an offset to our shipping and handling costs.

Gross Profit

Our gross profit was $2,554 for the three months ended March 31, 2011 and $12,850 for the three months ended March 31, 2010. The decrease of $10,296 or 80.1% was due primarily to the decrease in revenue. We anticipate improving our gross profit margin through the introduction of a next generation Ionic Bulb manufactured by a factory in China at a lower cost than the cost of our current model of the Ionic Bulb.

Operating Expenses

Operating expenses were $170,606 for the three months ended March 31, 2011, as compared to $294,547 for the three months ended March 31, 2010.  The decrease of $123,941 or 42.1% was primarily due to the increase in selling expenses related to our advertising, promoting and marketing the Ionic Bulb for the placement of the Ionic Bulb on U.S. retail store shelves, which began during the quarter and to generate orders from major U.S. retailers, specialty stores, catalog companies and Internet sellers such as Amazon.com.  We incurred $46,287 and $151,290 in selling expenses during the three months ended March 31, 2011 and 2010, respectively.  Selling expenses for the three months ended March 31, 2011were comprised of advertising and marketing costs in connection with a sales and marketing campaign to generate Ionic Bulb retail orders in our fiscal year ending June 30, 2011.  Selling expenses for the three months ended March 31, 2010 were comprised of the Ionic Bulb test marketing that began in December 2009. We anticipate increased selling expenses in the future as we increase the frequency of Ionic Bulb TV ad airings, other Ionic Bulb promotional activities and plans to support sales growth. We incurred $124,319 and $143,257 in general and administrative expenses for the three months ended March 31, 2011and 2010, respectively.

  Net Loss

Our net loss decreased by $139,655 or 37.2% to $235,471 for the three months ended March 31, 2011 as compared to our net loss of $375,126 for the three months ended March 31, 2010.  The decrease was primarily due to the decrease in our advertising, promoting and marketing expenses.

Our net loss per common share was $0.00 (basic and diluted) for three months ended March 31, 2011 as compared to our net loss per common share of $0.00 for the three months ended March 31, 2010.

The weighted average number of outstanding shares was 520,586,884 (basic and diluted) for three months ended March 31, 2011 as compared to 112,334,770 (basic and diluted) for the three months ended March 31, 2010.

Comparison of Nine Months Ended March 31, 2011 To March 31, 2010

Results of Operations

Revenue

Our sales were $12,952 for the nine months ended March 31, 2011and $38,658 for the nine months ended March 31, 2010, a decrease of $25,706 or 66.5% which was primarily due to our airings of the one-minute versions of our Ionic Bulb ads in the three months ended March 31, 2011 rather than the two-minute versions that we aired in the three months ended March 31, 2010.  The one-minute ads are designed to create consumer awareness of the Ionic Bulb rather than to generate Ionic Bulb direct response sales.  The two-minute ads also create consumer awareness and the added length of the ad generates more direct response sales.   We started test marketing the Ionic Bulb in December 2009 by airing a two-minute Ionic Bulb infomercial on a variety of U.S. cable television channels at different times of the day and days of the week.  Television test marketing helps us find viewing audiences more inclined to buy the Ionic Bulb, educate viewers on the Ionic Bulb's performance and money saving features and test different prices. In 2011, we hired three new sales agencies to solicit Ionic Bulb orders from their customer base that is comprised of major national retailers, specialty and regional retailers, a home shopping channel, catalog merchants, and ecommerce companies which we expect will result in increased sales of the Ionic Bulb in future periods resulting from orders they place with us. We also expect the next generation Ionic Bulb we plan to introduce in 2011, with its new more compact design for consumers’ smaller light fixtures and recessed ceiling lights and Energy Star qualification, to increase demand for the Ionic Bulb.

During the nine months ended March 31, 2011, we began airing our Ionic Bulb one-minute ad and a new thirty-second ad, which began airing in January 2011, to result in successful sales of the Ionic Bulb at retail outlets that we expect to carry our products.  Sales for the nine months ended March 31, 2011 are comprised of Ionic Bulb sold directly to individual consumers who called toll-free telephone numbers that appeared in our TV ads or who bought the Ionic Bulb on the Internet either through our newionicbulb.com website or Amazon.com. We are treating as a consignment sale the shipments of the Ionic Bulb to retail stores of a new customer in the nine months ended March 31, 2011, and therefore excluding the shipments from our sales until revenue recognition criteria are satisfied. Sales for the nine months ended March 31, 2010 are comprised of Ionic Bulb sales to individual consumers who called toll-free telephone numbers that appeared in our TV ads that began airing in December 2009. Our revenues exclude shipping and handling fees, which we include as an offset to our shipping and handling costs.

Gross Profit

Our gross profit was $5,626 for the nine months ended March 31, 2011 and $16,406 for the nine months ended March 31, 2010. The decrease of $10,780 or 65.7% was due to increased sales order fulfillment costs. We anticipate improving our gross profit margin through the introduction of a next generation Ionic Bulb manufactured by a factory in China at a lower cost than the cost of our current model of the Ionic Bulb.

Operating Expenses

Operating expenses were $748,145 for the nine months ended March 31, 2011, as compared to $704,149 for the nine months ended March 31, 2010.  The increase of $43,996 or 6.2% was primarily due to the increase in selling expenses related to our advertising, promoting and marketing the Ionic Bulb for the placement of the Ionic Bulb on U.S. retail store shelves, which began during the quarter and to generate orders from major U.S. retailers, specialty stores, catalog companies and Internet sellers such as Amazon.com.  We incurred $291,471 and $237,897 in selling expenses during the nine months ended March 31, 2011 and 2010, respectively.  Selling expenses were comprised of advertising and marketing costs in connection with a sales and marketing campaign to generate Ionic Bulb retail orders in our fiscal year ending June 30, 2011.  We anticipate increased selling expenses in the future as we increase the frequency of Ionic Bulb TV ad airings, other Ionic Bulb promotional activities and plans to support sales growth. We incurred $456,674 and $466,252 in general and administrative expenses for the nine months ended March 31, 2011and 2010, respectively.

Net Loss

Our net loss was $960,507 for the nine months ended March 31, 2011 and our net loss was $995,023 for the nine months ended March 31, 2010.  The decrease of $34,516 or 3.5% was primarily due to increased selling expenses related to our advertising, promoting and marketing the Ionic Bulb for the placement of the Ionic Bulb on U.S. retail store shelves and to generate Ionic Bulb retail orders in our fiscal year ending June 30, 2011.

Our net loss per common share was $0.00 (basic and diluted) for nine months ended March 31, 2011 as compared to our net loss per common share of $0.02 for the nine months ended March 31, 2010.

The weighted average number of outstanding shares was 328,836,386 (basic and diluted) for nine months ended March 31, 2011 as compared to 63,872,161 (basic and diluted) for the nine months ended March 31, 2010.

Liquidity and Capital Resources

Overview

As of March 31, 2011, we had a working capital deficit of $1,821,086.  As of June 30, 2010, we had a working capital deficit of $1,478,126.  Our cash position at March 31, 2011 was $1,804 as compared to $132,517 at June 30, 2010.  Our working capital deficit did not significantly change during the three months ended March 31, 2010.

Cash provided by financing activities for the nine months ended March 31, 2011 and 2010 totaled $289,903 and $597,289, respectively, consisting of advances from a note holder.

We expect capital expenditures to be nominal for the year ending June 30, 2011. These anticipated expenditures are for investments in property and equipment used in our business.

Financing Needs

Since our inception on March 19, 2005 to March 31, 2011, we have generated revenues of $1,403,213 and have incurred an accumulated deficit of $6,445,532.  We hope to begin achieving sustainable revenues in 2011 from sales of the Ionic Bulb and the introduction of our new Gung H20 product.  We are seeking additional products to market and sell, which we believe will allow us to make use of our existing operational structure to generate more sales and gross profits.  Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

 Revenue Recognition

The Company recognizes revenue from product sales based on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  The Company does not have any multiple element arrangements.

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting, the Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011 and through the date of filing, the Company issued 430,644,279 shares of common stock in payment of principal and interest due on unregistered convertible promissory notes.

On March 2, 2011, the Company agreed to issue 25,000,000 shares of its restricted stock as an advance fee pursuant to a non-exclusive Purchasing Representative Agreement.  As of the date of this Quarterly Report, such shares have not been issued.

On April 25, 2011 the Company issued 12,000,000 shares of restricted common stock in exchange for consulting services.

On May 10, 2011, the Company issued a convertible promissory note to a certain investor in the principal amount of $945,527 against its advances payable. The Note matures on the one-year anniversary of the date of issuance (the “Maturity Date”) and accrues interest at an annual rate of ten percent (10%).  The Note is payable in full on the Maturity Date unless previously converted into shares of the Company’s common stock at an initial conversion price of $0.0001 per share, as may be adjusted.

The notes and the shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions of an issuer not involving a public offering.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – REMOVED AND RESERVED.

ITEM 5 – OTHER INFORMATION

On January 8, 2011, the Company and certain holders of its convertible promissory notes originally dated as of January 8, 2009 and March 9, 2009, entered into an amendment agreement (the “Amendment Agreement”) in order to extend the maturity date of an aggregate of $83,565 worth of the Company’s convertible promissory notes to January 8, 2012.  A form of the Amendment Agreement is attached to this Quarterly Report as Exhibit 10.2.

On March 2, 2011, the Company and certain holder of its convertible promissory note originally dated as of May 14, 2008 entered into an amendment agreement (the “Amendment Agreement”) in order to extend the maturity date of an aggregate of $2,500 worth of the Company’s convertible promissory notes to June 30, 2011.  A form of the Amendment Agreement is attached to this Quarterly Report as Exhibit 10.2.

On May 10, 2011, the Company issued a convertible promissory note to a certain investor in the principal amount of $945,527 against its advances payable. The Note matures on the one-year anniversary of the date of issuance (the “Maturity Date”) and accrues interest at an annual rate of ten percent (10%).  The Note is payable in full on the Maturity Date unless previously converted into shares of the Company’s common stock at an initial conversion price of $0.0001 per share, as may be adjusted.  A form of the note is attached to this Quarterly Report as Exhibit 10.1.

ITEM 6 – EXHIBITS

Item No.	Description
10.1	Form of Promissory Note
10.2	Amendment Agreement
31.1	Certification of Robert Babkie, Chief Executive Officer and Chief Financial Officer of Zevotek, Inc. pursuant to Rule 13a-14(a)
32.1	Certification of Robert Babkie, Chief Executive Officer and Chief Financial Officer of Zevotek, Inc. pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEVOTEK, INC.

May 16, 2011	/s/ Robert Babkie
Robert Babkie
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Principal Financial and Accounting Officer)