Form 10-K
period 2011-06-30
Zevotek, Inc
filed 2011-10-13
CIK 1364208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period for          , 2011

Commission File No. 333-137210

ZEVOTEK, INC.

 (Name of small business issuer in its charter)

Delaware	05-0630427
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

900 Southeast Ocean Blvd Suite 130D Stuart, FL	34994
(Address of principal executive offices)	(Zip Code)

(772) 600-2676
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act: None

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐      No  ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☑

Revenues for year ended June 30, 2011: $15,540

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of December 31, 2010 based upon the closing price reported for such date on the OTC Bulletin Board was US $1,254,344.

As of October 13, 2011, the registrant had 294,431 shares of its common stock issued and outstanding.

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

PART I

EXPLANATORY NOTE

On September 26, 2011, Zevotek, Inc. (the “Company”) filed a Certificate of Amendment to the Company’s Certificate of Incorporation in order to effect a reverse split on the outstanding shares of the Company’s common stock on a 1 for 5,000 basis (the “Reverse Split”).  All per share numbers in this Annual Report on Form 10-K are reflective of the Reverse Split and all references in the accompanying audited consolidated financial statements and notes there to have been retroactively restated to reflect the Reverse Split.  As of the date of filing of this Annual Report on Form 10-K, the Financial Industry Regulatory Authority (“FINRA”) has not approved the Reverse Split.

ITEM 1.   BUSINESS.

Our History

We were organized on March 19, 2005 under the state laws of Delaware with an original name of “The Diet Coffee Company.” On March 1, 2006, we amended our Certificate of Incorporation and changed our name from “The Diet Coffee Company, Inc to Diet Coffee, Inc.  On June 25, 2008, we changed our name to Zevotek, Inc. We market and sell innovative personal and home care items.

On September 26, 2011, we filed a certificate of amendment to our certificate of incorporation in order to effect a reverse split of our issued and outstanding common stock on a 1 for 5,000 basis.  All per share numbers discussed herein are reflective of the reverse split.

Overview of Business

We are engaged in the direct marketing and distribution of consumer products.    On February 24, 2009, we entered into an Exclusive License and Sales Agreement giving us the worldwide rights to manufacture, market, use, sell, distribute and advertise an air purifier that is contained in an energy saving compact fluorescent light bulb named the Ionic Bulb.  We market the Ionic Bulb through TV infomercials, our website newionicbulb.com, Amazon.com and a consumer catalog.  We plan to sell through more catalogs and major and regional U.S. retail and specialty stores.

On December 10, 2010, we entered into an Exclusive License and Sales Agreement giving us the worldwide rights to develop, manufacture, market, use, sell, distribute and advertise a U.S. patented new product named “Gung H2O” that reduces water use in the home. We plan to sell Gung H20 to major U.S. retail stores and directly to American consumers using TV ads and Internet marketing.

We are currently seeking new products to sell.

Products

Ionic Bulb

The Ionic Bulb is an air-purifying product.  The air-purifying component of the Ionic Bulb is placed in the base of a CFL bulb and consists of electronics and a spout through which negative ions produced by the air-purifying component are dispersed into the air. The electricity used to operate the air-purifying component also lights the CFL bulb to illuminate a room in the same manner as ordinary CFL bulbs.

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

Gung H2O

Gung H2O is a patented plumbing valve that is installed in the traditional gravity toilet tank of a non-low flow toilet.  The Gung H2O valve regulates the amount of water used to fill and flush a toilet.  The valve is adjustable to enable the toilet to use more or less water as desired.  The Gung H2O valve enables a traditional non-low flow toilet to use less water to achieve the equivalent level of flushing power of a non-low flow toilet.

We plan to sell Gung H2O, a patented new product that proposes to reduce water use in the average American family home and reduces utility bill savings.  Our patented product design makes for easy installation in any standard toilet and delivers savings at a fraction of the cost of a low-flow toilet.

Sales and Marketing

We market the Ionic Bulb through TV Infomercials, our website www.newionicbulb.com, Amazon.com and a consumer catalog.  We have agreements with several sales agencies who market the Ionic Bulb to major U.S. retail, regional retail and specialty stores and distributors. Our plans can be further described as follows:

Infomercials - We developed and produced one and two minute  direct response television campaigns (infomercials) that are aired on major national and local broadcast television channels, superstations and cable networks. These campaigns are conducted locally, nationally, or both, depending on the specific product and anticipated demand.

Public relations – We have presented the Ionic Bulb on local television shows as a means of informing the public about the features and benefits of the Ionic Bulb.  We maintain contact with print and internet media publications to assist with news stories and reviews of the Ionic Bulb.  During the fiscal year ended June 30, 2011, the Ionic Bulb was displayed at The Hollywood Style Awards, The Bid To Save The Earth Benefit Event and appeared on a CBS evening news program.  The Ionic Bulb makes its online presence through appearances in blogs and social networking outlets, Facebook and Twitter.

Catalog Advertising – The Ionic Bulb product is marketed by a third party that operates catalog sales businesses.   We have sold the Ionic Bulb to the catalog company for sale to their customers.  We believe that sales to catalogs are a source of revenue and product exposure to potentially large audiences.

Retail - We have approached several major national chains and expect to have a comprehensive network of major retailers selling our products.  We use independent manufacturer representation firms to assist us with establishing retail sales of our products.

Internet - Our Ionic Bulb products are being made available for sale on our web site www.newionicbulb.com, Amazon.com, and are marketed using a streaming video presentation of the Ionic Bulb and its features.  We operate a merchant account enabling us to accept payment card transactions from all major credit card companies thereby facilitating the online purchase process through our corporate website.

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

We are seeking a manufacturer who can economically produce the Gung H2O product.  We may find a U.S. manufacturer for the Gung H2O product.

License Agreements, Trademarks and Patents

License and Supply Agreement

On February 24, 2009, the Company entered into an Exclusive License and Sales Agreement whereby the Company obtained worldwide exclusive rights to manufacture, market use, sell, distribute and advertise certain licensed products.  The license is on a year to year basis with automatic renewal and is subject to becoming non-exclusive should the Company fail to files all quarterly and annual reports by due dates, inclusive of allowable extensions.  In exchange for the exclusive license, the Company issued 500 shares of its common stock.

On March 2, 2011, the Company and the Ionic Bulb patent holder entered into a non-exclusive Purchasing Representative Agreement whereby the patent holder shall introduce the Company to a new third party manufacturer that will produce a next generation version of the Ionic Bulb with new features and improved manufacturing cost.  Additionally, the patent holder affirms his obligation to defend against patent infringement.  The Company shall pay patent holder a fixed amount per Ionic Bulb ordered from the new manufacturer.  The Company agreed to make an advance fee payment by issuance of 5,000 shares of the Company’s restricted stock.  The value of the restricted shares applied to payment of the fees is to be based upon the average closing price of the Company's common stock for the ten trading days preceding the date on which the restrictive stock legend may be removed. The term of the agreement is three years with one-year automatic renewals that are subject to minimum fee payments to the patent holder for the first and second renewal term, respectively.  As of June 30, 2011, no shares were issued, no value has been determined or assigned to the shares under this agreement and no amount has been recorded.

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

A divisional application, serial no. 11/820,915, was filed and a patent has been granted.  It is directed to an ionic air-purifying device in an appliance such as a fan (rather than in a CFL light bulb).

Notwithstanding Mr. Ryu’s and our efforts to protect proprietary rights in the Ionic Bulb, existing trade secret, copyright, and trademark laws afford only limited protection.  Further, the assignment of the US Patent Application by the co-inventor has not been perfected by filing with the USPTO.  Until such time as this filing is perfected, it is possible that the co-inventor could license the Ionic Bulb to another party.  Despite our efforts to protect our proprietary rights and other intellectual property, unauthorized parties may attempt to copy aspects of our products, obtain and use information that we regard as proprietary or misappropriate our copyrights, trademarks, trade dress, and similar proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate. In addition, our competitors might independently develop similar technology or duplicate our products or circumvent any patents or our other intellectual property rights.

Competition

The Ionic Bulb

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

Gung H2O

The Gung H2O product is to be sold in the market for products that reduce water consumption from toilet usage and is subject to competition since new products and sellers enter the market and compete for consumer dollars.  We have not yet achieved a market share, nor do we have a long operating history or large customer base. Our products compete with other wastewater saving products that are sold by retailers, over the Internet and through catalogs. We expect that Gung H20 will face competition with other products for placement on retail store shelves.  Retail store buyers are presented with many new products and choose products they want to place on their stores’ shelves. Maintaining and gaining market share depends heavily on selection by retail store buyers of our Gung H2O product and, with respect to competition with other the water saving products, the differentiation of our Gung H20’s features, further product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches.

Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of the Ionic Bulb and Gung H2O, such as those we plan to sell, are subject to regulation by one or more federal agencies, principally the Federal Trade Commission, or FTC, and to a lesser extent the Consumer Product Safety Commission. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States. Among other matters, regulation by the FTC covers product safety and claims made with respect to a product's ability to provide health-related benefits.

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

In addition, certain state agencies have similar authority. These federal and state agencies have in the past used these remedies in regulating participants in the industry, including the imposition by federal agencies of civil penalties. We cannot assure you that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on our operations. In addition, increased sales of, and publicity about, the Ionic Bulb, air purifiers, CFL bulbs, Gung H20 and water saving products may result in increased regulatory scrutiny, including consumer compliance with local regulations for properly disposing of used CFL bulbs which contain trace amounts of lead and mercury.

The sale of our products in countries outside the United States is regulated by the governments of those countries. We are currently attempting to market our products outside of the United States. The Company’s plans to commence sales in those countries may be prevented or delayed by such regulation. While compliance with such regulation will generally be undertaken by international distributors, we may assist with such compliance and in certain cases may be liable if a distributor fails to comply.

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

Employees

As of October 13, 2011, we had one full-time employee and no part-time employees. We have not experienced any work stoppages and we consider relations with our employee to be good.

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

WE HAVE A BRIEF OPERATING HISTORY IN THE AIR PURIFYING PRODUCTS INDUSTRY, WHICH COULD RESULT IN ERRORS IN MANAGEMENT AND OPERATIONS.

We recently entered the market for selling air purifier products with an introduction of the Ionic Bulb and have a brief history of operations.  We may not be able to manage entry into this market effectively, properly staff operations, choose effective strategic partners and failure to manage our business this market effectively could delay our ability to generate profitable operations.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated October 13, 2011, RBSM LLP stated that our consolidated financial statements for the year ended June 30, 2011, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit. Our continued net operating losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

 OUR FAILURE TO COMPLY WITH THE FINAL JUDGEMENT ISSUED BY THE FTC COULD ADVERSELY AFFECT OUR BUSINESS.

On March 26, 2007, we received a letter from the U.S. Federal Trade Commission (“FTC”) whereby we were informed that the FTC was conducting an investigation into advertising claims made for our former weight loss product known as “Slim Coffee.”  The purpose of the investigation was to determine whether we, in connection with its sales of Slim Coffee, engaged in unfair or deceptive acts or practices and false advertising. The FTC threatened to file a complaint in the United States District Court, Southern District of New York, alleging false advertising, unless the Company and the FTC could reach a satisfactory resolution to the matter.  A negotiated settlement has been reached with the FTC under which the Company, its officers and directors did not admit any wrongdoing.  On January 10, 2008, pursuant to a stipulated final judgment and order, the United States District Court, Southern District of New York, entered a final judgment and order against the Company in the amount of $923,910.  The full amount of the judgment, and payment of any portion of it is suspended and cannot be reinstated so long as (a) we abide by the reporting and monitoring requirements of the judgment, (b) we do not make false advertising claims in connection with any of its products in the future, and (c) our past financial disclosures to the FTC were materially accurate.  We expect to comply with terms of the stipulation and do not anticipate incurring a liability for the judgment, however there can be no assurance of compliance.  Should we fail to comply with the FTC’s final judgment, this could have a material adverse on our business, financial condition and results of operations.

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

WE LACK PROPER INTERNAL CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the course of the preparation of our June 30, 2011 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition and inventory accounting. Some of these internal control deficiencies may also constitute deficiencies in our disclosure and internal controls.

WE NEED TO SEEK ADDITIONAL FINANCING TO FUND OUR WHOLESALE AND DIRECT RESPONSE SALES BUSINESS, AND IF WE ARE UNABLE TO OBTAIN FUNDING WHEN NEEDED, WE MAY NEED TO SCALE BACK OUR OPERATIONS.

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

WE MAY BE UNABLE TO MANAGE BUSINESS GROWTH OR IMPLEMENT OUR EXPANSION STRATEGY.

Our executive officer has limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. These obligations will require substantial attention from our management and divert his attention away from the day-to-day management of our business, which could materially and adversely impact our business operations.

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

The business of marketing consumer products is highly competitive and sensitive to the introduction of new products, which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, distributors, marketers and retailers that actively compete for the business of consumers both in the United States and abroad. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce for their direct response sales business. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and better-developed distribution channels than we do. Our present or future competitors in these industries may be able to develop new products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. For example, if our competitors develop CFC light bulbs that prove to be more effective than our products, demand for our Ionic Bulb products could be reduced. Accordingly, we may not be able to compete effectively in our markets and competition may intensify.

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

ADVERSE PUBLICITY ASSOCIATED WITH OUR PRODUCTS, OR THOSE OF SIMILAR COMPANIES, COULD HARM OUR FINANCIAL CONDITION AND OPERATING RESULTS.

The size of our distribution force and the results of our operations may be significantly affected by the public's perception of our Ionic Bulb product line, our Company, similar products in the industry and similar companies in the industry. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, that questions the benefits of our or similar products, or that claims that such products are ineffective could have a material adverse effect on our reputation, the demand for our products, and our ability to generate revenues. This perception is dependent upon opinions concerning:

•	the safety and quality of our products;
•	the safety and quality of similar products distributed by other companies;
•	our distributors; and
•	the direct selling business generally.

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

In addition, our distributors' and consumers' perception of the safety and quality of our Ionic Bulb products as well as similar products distributed by other companies can be significantly influenced by national media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or similar products distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers' use or misuse of our products or our direct response sales business, with adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could negatively impact our reputation or the market demand for our products.

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

ANY MATERIAL INCREASE IN THE COST OF THE RAW MATERIALS USED TO MANUFACTURE OUR PRODUCTS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR COST OF SALES.

As a cost efficiency measure and due to the relative size of our business, we do not manufacture our own product line but contract and depend on such supply and manufacture to third parties. We do not have contracts with our supplier of our Ionic Bulb product. We are subject to variations in the prices of the raw materials used in the manufacture of our products. We may not be able to pass along any cost increases to our customers. As a result, any material increase in the cost of raw materials used in the manufacture of our Ionic Bulb product could have a material adverse effect on our cost of sales.

WE ARE DEPENDENT UPON KEY PERSONNEL AND CONSULTANTS.

Our success is heavily dependent on the continued active participation of our current executive officer listed in Item 10 herein. Loss of the services of this officer could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depends on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. The inability of us to attract and retain the necessary managerial personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

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

OUR COMMON STOCK MAY BE DEEMED A “PENNY STOCK,” WHICH WOULD MAKE IT MORE DIFFICULT FOR OUR INVESTORS TO SELL THEIR SHARES.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

WE MAY FAIL TO QUALIFY FOR CONTINUED LISTING ON THE OTC BULLETIN BOARD WHICH COULD MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

Our common stock is listed on the OTC Bulletin Board. There can be no assurance that trading of our common stock on such market will be sustained or that we can meet OTC Bulletin Board’s continued listing standards. In the event that our common stock fails to qualify for continued inclusion, our common stock could thereafter only be quoted on the “pink sheets.” Under such circumstances, shareholders may find it more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND PRICE FLUCTUATIONS WHICH COULD ADVERSELY IMPACT THE VALUE OF OUR COMMON STOCK.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments; and
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

WE DO NOT INTEND TO PAY DIVIDENDS FOR THE FORSEEABLE FUTURE

We currently intend to retain earnings, if any, to support our growth strategy.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   DESCRIPTION OF PROPERTY.

Our current executive office is located at 900 Southeast Ocean Boulevard, Suite 130D, Stuart, FL 34994.  We do not own any property.  We lease office space on a month to month basis. We pay $213 per month.  Our lease obligations for the year ended June 30, 2011 totaled $4,654.

ITEM 3.   LEGAL PROCEEDINGS.

Metacomet Company, LLC v. Zevotek, Inc

Case No. 3:10CV1754 (MRK)

United States District Court, District of Connecticut

On or about May 2010, an alleged assignee (the “Assignee”) of certain convertible promissory notes, commenced an action by the filing of a summons and complaint against the Company alleging a failure to comply with its demands to convert principal and interest under the Company’s promissory notes in Company common stock.   The parties entered into a stipulation of settlement resolving this action on November 4, 2010 and a final judgment and injunction were entered on November 12, 2010, pursuant to which the Company agreed to issue stock once a month to the Assignee until it issued a total of 36,400 shares of common stock, which has been fully satisfied as of June 30, 2011.

ITEM 4.   REMOVED AND RESERVED.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the Over the Counter Bulletin Board under the symbol “ZVTK”. The following table shows the high and low bid prices for our common stock for each quarter since July 1, 2009.  On September 26, 2011, we filed a certificate of amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effectuate a reverse stock split on a 1 to 5,000 basis. Each holder of common stock will receive 1 share of the Company’s common stock in exchange for each 5,000 shares of the Company’s common stock they own. The Company will not issue fractional shares in connection with the foregoing split.  Fractional shares will be rounded up to the nearest whole share. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock.  Some of the bid quotations from set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The below stock quotations have not been adjusted to reflect the reverse split. As of the date of this Annual Report, this reverse split has not been approved by FINRA.

July 1, 2009 to June 30, 2010	High Bid	Low Bid
First quarter	$.02	$.02
Second quarter	.20	.16
Third quarter	.10	.08
Fourth quarter	.02	.02

July 1, 2010 to June 30, 2011	High Bid	Low Bid
First quarter	$.001	$.001
Second quarter	.003	.003
Third quarter	.002	.001
Fourth quarter	.001	.0004

As of October 12, 2011, there were approximately 151 record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of June 30, 2011, which have been adjusted to reflect the Company’s reverse split of its common stock on a 1 for 5,000 basis:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-
Equity compensation plans not approved by security holders	-	-	11,296	(1)(2)	(3)(4)(5)(6)(7)(8)(9)
Total	-	-	11,296	(1)(2)	(3)(4)(5)(6)(7)(8)(9)

(1)  2007 Stock Incentive Plan. The purpose of our 2007 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 215 shares, subject to adjustment, and as of June 30, 2011, we had issued 215 shares.

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

(2)  2007 Stock Incentive Plan No. 2. The purpose of our 2007 Stock Incentive Plan No. 2 is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 220 shares, subject to adjustment, and as of June 30, 2011, we had issued 220 shares.

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

(3)  2008 Stock Incentive Plan. The purpose of our 2008 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 330 shares, subject to adjustment, and as of June 30, 2011, we had issued 323 shares.

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

(4)  2008 California Stock Incentive Plan. The purpose of our 2008 California Stock Incentive Plan is to advance the best interests of the company by providing those persons who are residents of California and who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 330 shares, subject to adjustment, and as of June 30, 2011, we had issued 329 shares.

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

Pursuant to each plan set forth in (1)-(4) above, the Company’s board of directors determined that, in connection with the June 2008 1 for 50 reverse stock split, the number of shares subject to previously outstanding stock awards should be adjusted in proportion to the respective reverse split.  As a result, after such reverse split, the number of shares subject to stock awards was reduced in proportion to the reverse split.  Pursuant the terms of each plan, the board of directors has full authority to interpret the plans, and that interpretation is binding upon all parties.

(5)   2009 Stock Incentive Plan. On September 15, 2009, our board of directors adopted the 2009 Stock Incentive Plan.   The purpose of our 2009 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 1,367 shares, subject to adjustment and as of June 30, 2011, we had issued 894 shares.

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

(6)   2009 California Stock Incentive Plan.  On September 15, 2009, our board of directors adopted the 2009 California Stock Incentive Plan.  The purpose of our 2009 California Stock Incentive Plan is to advance the best interests of the company by providing those persons who are residents of California and who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 1,367 shares, subject to adjustment and as of June 30, 2011 we had issued 1,052 shares.

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

(7)   2010 Equity Incentive Plan. On August 17, 2010, our board of directors adopted the 2010 Equity Incentive Plan.  The purpose of our 2010 Equity Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 3,500 shares, subject to adjustment and as of June 30, 2011 we had issued 3,500 shares.

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

(8)    2011 Equity Incentive Plan. On August 17, 2010, our board of directors adopted the 2011 Equity Incentive Plan.   The purpose of our 2011 Equity Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 12,000 shares, subject to adjustment and as of June 30, 2011 we had issued 12,000 shares.

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

Pursuant to each plan set forth in (1)-(8) above, the Company’s board of directors determined that, in connection with the September 2010 1 for 20 reverse stock split, the number of shares subject to previously outstanding stock awards should be adjusted in proportion to the respective reverse split. As a result, after such reverse split, the number of shares subject to stock awards was reduced in proportion to the reverse split. Pursuant the terms of each plan, the board of directors has full authority to interpret the plans, and that interpretation is binding upon all parties.

(9)   Fiscal 2012 Equity Incentive Plan. On May 5, 2011, our board of directors adopted the Fiscal 2012 Equity Incentive Plan (“2012 Plan”).  The purpose of our Fiscal 2012 Equity Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 30,000 shares, subject to adjustment and as of June 30, 2011 we had issued 19,500 shares.

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

Pursuant to each plan set forth in (1)-(9) above, the Company’s board of directors determined that, in connection with the September 2011 1 for 5,000 reverse stock split, the number of shares subject to previously outstanding stock awards should be adjusted in proportion to the respective reverse split.  As a result, after such reverse split, the number of shares subject to stock awards was reduced in proportion to the reverse split.  Pursuant the terms of each plan, the board of directors has full authority to interpret the plans, and that interpretation is binding upon all parties.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2011 and through the date of filing, the Company issued 209,219 shares of common stock in payment of principal and interest due on unregistered, unsecured convertible promissory notes.

On April 25, 2011, in exchange for consulting services, the Company issued 2,400 shares of restricted common stock, of which 1,333 shares were for the prior year.

On September 23, 2011, the Company issued 5,000 shares of its common stock as an advance fee pursuant to a non-exclusive Purchasing Representative Agreement dated March 2, 2011.

The securities were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions of an issuer not involving a public offering.

The issuances above have been adjusted to reflect the reverse split of the Company’s outstanding common stock on a 1 for 5,000 basis.

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

Company History

We were organized on March 19, 2005 under the state laws of Delaware with an original name of “The Diet Coffee Company.” On March 1, 2006, we amended our Certificate of Incorporation and changed our name from “The Diet Coffee Company, Inc to Diet Coffee, Inc. On June 25, 2008, we changed our name to Zevotek, Inc. Our principal executive offices are located at 900 Southeast Ocean Boulevard, Suite 130D, Stuart, FL 34994. Our telephone number is (772) 600-2676.

We market and sell innovative personal and home care items.  We are engaged in the direct marketing and distribution of consumer products.  On February 24, 2009, we entered into an Exclusive License and Sales Agreement giving us the worldwide rights to manufacture, market, use, sell, distribute and advertise an air purifier that is contained in an energy saving compact fluorescent light bulb named the Ionic Bulb.  We market the Ionic Bulb through TV infomercials, our website newionicbulb.com and Amazon.com.  We plan to sell through catalogs and major U.S. retail and specialty stores.

On December 10, 2010, we entered into an Exclusive License and Sales Agreement giving us the worldwide rights to develop, manufacture, market, use, sell, distribute and advertise a U.S. patented new product named “Gung H2O” that reduces water use in the home. Gung H2O is a patented plumbing valve that is installed in the traditional gravity toilet tank of a non-low flow toilet.  The Gung H2O valve regulates the amount of water used to fill and flush a toilet.  The valve is adjustable to enable the toilet to use more or less water as desired.  The Gung H2O valve enables a traditional non-low flow toilet to use less water to achieve the equivalent level of flushing power of a non-low flow toilet.  We plan to sell Gung H20 to major U.S. retail stores and directly to American consumers using TV ads and Internet marketing.

We are currently seeking new products to sell.

On October 12, 2011, we entered into amendment agreements with certain holders of our outstanding convertible promissory notes in order to amend certain terms contained therein.  We amended our (i) 10% convertible promissory note in the principal amount of $192,431 dated as of August 6, 2010 and (ii) our 10% convertible promissory note in the principal amount of $945,527 dated as of May 10, 2011 , in order to (a) amend the conversion price to $0.10, (b) add a “Most Favored Nations Provision” to allow for adjustment of such conversion price in the event of certain lower priced issuances of the Company’s securities and (c) include a provision prohibiting the conversion of such note in the event conversion would require the Company to issue shares of common stock in excess of its then authorized but unissued shares.  We amended our (i) 10% convertible promissory note in the principal amount of $26,225 dated as of January 8, 2009, (ii) our 10% convertible promissory note in the principal amount of $41,728 dated as of January 8, 2009; (iii) our 10% convertible promissory note in the principal amount of $72,472 dated as of March 9, 2009, (iv) our 10% convertible promissory note in the principal amount of $41,500 dated as of March 9, 2009 and (v) our 10% convertible promissory note in the principal amount of $44,000 dated as of July 28, 2009 in order to (a) amend the conversion price to $0.10 and (b) add a “Most Favored Nations Provision” to allow for adjustment of such conversion price in the event of certain lower priced issuances of the Company’s securities.

 Comparison of Fiscal Years Ended June 30, 2011 To June 30, 2010

Results of Operations

Revenue

Our sales were $15,540 for the year ended June 30, 2011 as compared to $184,919 for the year ended June 30, 2010.  The decrease of $169,379 or 91.6 % was due to sales to international distributors of $131,217 for the year ended June 30, 2010 as compared to $0 for the year ended June 30, 2011. Sales for the year ended June 30, 2011 are comprised of Ionic Bulb sold directly to individual consumers who called toll-free telephone numbers that appeared in our TV ads or who bought the Ionic Bulb on the Internet either through our newonicbulb.com website or Amazon.com. We are treating as a consignment sale the shipments of the Ionic Bulb to retail stores of a new customer for the year ended June 30, 2011, and therefore excluding the shipments from our sales until revenue recognition criteria are satisfied. Sales for the year ended June 30, 2010 are comprised of Ionic Bulb sales to international distributors and to individual U.S. consumers who called toll-free telephone numbers that appeared in our TV ads that began airing in December 2009. Our revenues exclude shipping and handling fees, which we include as an offset to our shipping and handling costs.

During the year ended June 30, 2011, we broadcasted our Ionic Bulb one-minute ad and a new thirty-second ad that were designed to create consumer awareness of the Ionic Bulb rather than to generate Ionic Bulb direct response sales. We presented the Ionic Bulb on local television shows as a means of informing the public about the features and benefits of the Ionic Bulb.  We maintained contact with print and Internet media publications to assist with news stories and reviews of the Ionic Bulb.  During the year ended June 30, 2011, the Ionic Bulb was displayed at The Hollywood Style Awards, The Bid To Save The Earth Benefit Event and appeared on a CBS evening news program.  The Ionic Bulb makes its online presence through appearances in blogs and social networking outlets, Facebook and Twitter.  Our marketing efforts are designed to build consumer demand that we plan to monetize through successful sales of the Ionic Bulb at U.S. retail outlets that we expect to carry our products. During the year ended June 30, 2011, we hired three new sales agencies to solicit Ionic Bulb orders from their customer base that is comprised of major national retailers, specialty and regional retailers, a home shopping channel, catalog merchants, and ecommerce companies which we expect will result in increased sales of the Ionic Bulb in future periods resulting from orders they place with us. We also expect the next generation Ionic Bulb that we plan to introduce in the year ended June 30, 2012, with its new more compact design for consumers’ smaller light fixtures and recessed ceiling lights and Energy Star qualification, to increase demand for the Ionic Bulb.

During the year ended June 30, 2010, we exclusively aired two-minute versions of our TV ads.  The two-minute ads also create consumer awareness and the added length of the ad generates more direct response sales.   We started test marketing the Ionic Bulb in December 2009 by airing a two-minute Ionic Bulb infomercial on a variety of U.S. cable television channels at different times of the day and days of the week.  Television test marketing helps us find viewing audiences more inclined to buy the Ionic Bulb, educate viewers on the Ionic Bulb's performance and money-saving features and test different prices.

Cost of Sales

Our cost of sales was $8,412 for the year ended June 30, 2011 as compared to $147,372 for the year ended June 30, 2010.  The decrease of $138,960 or 94.3% was consistent with the decrease in sales.

Gross Profit

Our gross profit was $7,128 for the year ended June 30, 2011 as compared to $37,547 for the year ended June 30, 2010.  The decrease of $30,419 or 81% was due to the decrease in sales.

Operating expenses

Operating expenses were $838,591 for the year ended June 30, 2011 as compared to $1,002,216 for the year ended June 30, 2010.  The decrease of $163,625 or 16.3% was primarily due to reductions in professional fees, CEO compensation and advertising expenses and reversal of old charge back contingency accrual. Selling expenses were $310,208 compared to $378,466 for the years ended June 30, 2011 and 2010, respectively.  We incurred $528,383 and $623,750 in general and administrative expenses for the years ended June 30, 2011 and 2010, respectively.

Interest expense

We incurred net interest expense of $119,395 for the year ended June 30, 2011 as compared to $73,114 for the year ended June 30, 2010, an increase of $46,281 that is attributable to the increase in our convertible promissory note debt and advance payable. Interest expense for the years ended June 30, 2011 and 2010 consisted primarily of coupon interest and interest on the accretion of our convertible promissory notes and advance payable.

Net Income and Loss

Our net loss was $1,244,112 for the year ended June 30, 2011 as compared to $1,339,002 for the year ended June 30, 2010.  The decrease of $94,890 or 7.1 % was due to our reductions in operating expenses in the year ended June 30, 2011. We developed a sales and marketing campaign to sell the Ionic Bulb directly to consumers and to retailers, specialty stores, catalog sales companies, e-commerce companies and international distributors.  We incurred the costs of developing a campaign during the years ended June 30, 2011 and 2010 with the expectation that the campaign will generate significant sales in the year ended June 30, 2012.

Our net loss per common share ($13.23) (basic and diluted) for the year ended June 30, 2011 as compared to ($76.97) (basic and diluted) for the year ended June 30, 2010.  The decrease of $63.74 or 82.8 % was mainly due to the increase in the weighted average number of common shares outstanding during Fiscal 2011 resulting from the issuances of common shares for the conversion of debt and interest.  The weighted average number of outstanding shares was 94,050 (basic and diluted) for fiscal year ended June 30, 2011 as compared to 17,397 (basic and diluted) for the fiscal year ended June 30, 2010.

Liquidity and Capital Resources

Overview

As of June 30, 2011, we had a working capital deficit of $1,030,872.  As of June 30, 2010, we had a working capital deficit of $1,478,126. Our cash position at June 30, 2011 was $4,737 as compared to $132,517 as of June 30, 2010.

For fiscal year ended June 30, 2011, net cash used in operating activities was $489,501, consisting primarily of a net loss of $1,244,112, adjusted primarily for common stock issued for services of $235,414, amortization of beneficial conversion feature related to our convertible promissory notes of $293,254 and accounts payable and accrued expenses of $142,080.

Cash provided by financing activities totaled $361,721 consisting of proceeds from third party loans.

We had no capital expenditures for the year ending June 30, 2011. These anticipated expenditures are for development of our Ionic Bulb and Gung H20 products, sales and marketing support collateral, including infomercials and retail store presentation materials.

Financing

Since our inception on December 19, 2005 to June 30, 2011, we have raised an aggregate of $2,545,913 in financing through private placement of our common stock, advances and through the issuance of promissory notes to unaffiliated third party investors.

Financing Needs

Since our inception on December 19, 2005 to June 30, 2011, we have generated revenues of $1,405,801 and have incurred a net loss of $6,729,137. It is hoped that we will begin to achieve sustainable revenues within the next 12 months, of which there can be no guarantee.  Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

The independent auditor's report on our June 30, 2011 financial statements included in this Annual Report states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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

On an on-going basis, we evaluate our estimates. The most significant estimates relate to our recognition of revenue, the allowance for doubtful accounts receivable, inventory valuation reserves and the carrying value of our long-lived asset.

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

On September 24, 2010, we filed a certificate of amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effectuate a reverse stock split on a 1 to 20 basis that FINRA approved on October 6, 2010.  All per share numbers quoted herein are reflective of the 1:20 reverse split.

On September 26, 2011, we filed a certificate of amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effectuate a reverse stock split on a 1 to 5,000 basis.  Although the amendment was effective with the State of Delaware on September 26, 2011, the reverse split, as of the date of this Annual Report, has not been approved by FINRA. Each holder of common stock will receive 1 share of the Company’s common stock in exchange for each 5,000 shares of the Company’s common stock they own. The Company will not issue fractional shares in connection with the foregoing split.  Fractional shares will be rounded up to the nearest whole share. All shares and per share amounts quoted herein have been retroactively restated to reflect the 1:5,000 reverse split, unless otherwise stated.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, our Chief Executive Officer/Chief Financial Officer carried out an evaluation, of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to Rule 13a-15(d) and 15d-15(d) promulgated under the Exchange Act.  Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive (who is also our principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of June 30, 2011 due to the identification of a material weakness. A material weakness is a control deficiency or combination of control deficiencies such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the course of the preparation of our June 30, 2011 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of revenue recognition and inventory accounting. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

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

Changes in Internal Controls over Financial Reporting

Other than the identification of the material weakness described above, there have not been any other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of the Company’s executive officers and directors as of June 30, 2011. Executive officers are elected annually by the Company’s Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by the Company’s shareholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Positions and Offices Held
Robert Babkie	54	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Indira Tovar	37	Director

The following summarizes the occupation and business experience for the Company’s officers, directors, and key employees

 Robert Babkie

On February 25, 2010, the Company’s board of directors appointed Robert Babkie as Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director.  Prior to his appointment, Mr. Babkie, 54, had been retired since 2008.  Mr. Babkie has over 27 years executive officer experience managing international importing, exporting and trading businesses.  From 1995 to 2008, he was president and chief executive officer of Babkie Stainless Corp., an international trading firm specializing in the import and export of stainless steel.  The U.S. based company had an international customer base, was closely engaged in doing business in China and had core competencies in selling stainless steel, warehousing and logistics and trade financing.  From 1980 to 1995, Mr. Babkie was vice president and sales manager of Babkie International Corp., an international trading firm specializing in the import and export of non-ferrous metals. Mr. Babkie was appointed to our board of directors based on his foregoing qualifications and general industry knowledge.

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

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law

Director Independence

Our Board of Directors has determined that currently Indira Tovar qualifies as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. – Marketplace Rule 4200.

Board Leadership Structure and Role in Risk Oversight

Robert Babkie has been our Chief Executive Officer since February 25, 2010 and Anthony Intrieri has been the Chairman of our Board of Directors since January 26, 2010.   Mr. Intrieri ceased to be our chairman upon his passing on July 19, 2011.  We have not filled the vacancy left by Mr. Intrieri as of the date of this Report. Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, the Company believes separating the roles of Chief Executive Officer and Chairman of the Board of Directors is the best leadership structure for the Company.

The Company currently has two directors, one of which is considered “independent”. The Board is actively involved in oversight of the Company’s day to day activities.

Audit Committee and Committees of the Board of Directors

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities that might be contemplated by a committee.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended June 30, 2011, all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 900 Southeast Ocean Boulevard, Suite 130D, Stuart, FL 34994.

ITEM 11. EXECUTIVE COMPENSATON

The following table sets forth the compensation paid to the Chief Executive Officer and our other executive officers for services rendered during the fiscal years ended June 30, 2011, 2010 and 2009.

Summary Compensation Table

					Stock		Option	All Other
Name and Position	Year	Salary ($)		Bonus ($)	Awards* ($)		Awards ($)	Compensation ($)	Total ($)
Adam Engel	2011	$—		$—	$—		$—	$30,000	$30,000
Chief Executive Officer,	2010	$92,000		$—	$10,500		$—	$40,000	$142,500
CFO and Secretary (resigned February 25, 2010 )	2009	$120,000	(1)	$—	$11,124	(2)	$—	$—	$131,124

Robert Babkie	2011	$72,000		$—	$—		$—	$15,000	$87,000
	2010	$24,000		$—	$—		$—	$—	$24,000
President, Chief Executive Officer
CFO and Director (appointed February 25, 2010)

* Represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(1) $99,517 of this amount was accrued as salary and not paid.
(2) On April 7, 2009, the board of directors granted Mr. Engel 7 shares of common stock as a stock award for accrued salary.

Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock awards and stock options granted to the Named Executive Officers in Fiscal 2011.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) )	Grant Date Fair Value of Stock and Option Awards
Adam Engel*	-	-	-	-	-	-	-	-
Robert Babkie	-	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at the end of Fiscal 2011.

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

*Mr. Engel resigned from all positions on February 25, 2010.

Option Exercises and Stock Vested

No stock options were exercised by any Named Executive Officers in Fiscal 2011

Employment Agreements

None

Compensation of Directors

We issued 1,500 and 150 shares of our common stock to each of our directors in May 2011 and August 2010, respectively, as compensation for their services in the period ended June 30, 2011. All directors are entitled to reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.

Certain Relationships and Related Transactions

The Company will present all possible transactions between us and the Company’s officers, directors or 5% shareholders, and the Company’s affiliates to the Board of Directors for their consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 13, 2011 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

 The following table assumes that there are 294,431 common shares issued and outstanding on October 13, 2011.  Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.  A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right.  Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

Amount and Nature of Beneficial Ownership
Name And Address (1)	Number Of Common Shares Beneficially Owned	Percentage Owned (2)	Number Of Series A Preferred Shares Beneficially Owned (3)	Number Of Series B Preferred Shares Beneficially Owned (4)

Robert Babkie	1,418	*	—	—

Indira Tovar	1,650	*	—	—

Nikhil Kaila 25 Yang Street Richmond Hill Ontario, Canada L4E0L5	—	*	—	1,000,000

Sale-A-Vision, Inc. 14 Bond Street, Suite 296 Great Neck, New York	—	—	50,000	—

All directors and officers as a group (2 person)	3,068	1.0	50,000	1,000,000

*Less than 1%
(1)	Unless otherwise noted, the address is 900 Southeast Ocean Boulevard, Suite 130D, Stuart, FL 34994.
(2)	Based on 294,431 common shares, 50,000 Series A Preferred Shares, and 1,000,000 Series B Preferred Shares issued and outstanding on October 13, 2011.
(3)	Holders of our Series A preferred stock are entitled to 10,000 votes per share, for a total of 500,000,000 votes. The Series A Preferred Stock is not convertible into shares of our common stock.
(4)
Holders of our Series B preferred stock are entitled to 5,000 votes per share, for a total of 5,000,000,000 votes on October 13, 2011. Our Series B Preferred Stock is not convertible into shares of our common stock.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

RBSM LLP, billed us $20,000 in fees for our annual audit for the year ended June 30, 2011, and $15,000 in fees for the review of our quarterly financial statements for that year.

RBSM LLP, billed us $20,000 in fees for our annual audit for the year ended June 30, 2010, and $15,000 in fees for the review of our quarterly financial statements for that year.

AUDIT-RELATED FEES

We did not pay any fees RBSM LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal years 2011 and 2010.

TAX FEES

                We did not pay any fees to RBSM LLP for tax compliance, tax advice, tax planning or other work during our fiscal years 2011 and 2010.

ALL OTHER FEES

RBSM LLP, billed us $2,400 in fees relating to the review of our S-8 filings for the year ended June 30, 2011.

There were no other fees billed by RBSM LLP for the year ended June 30, 2010.

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

ITEM 15.  EXHIBITS.

3 .1	Registrant’s Certificate of Incorporation.(1)
3.2	Certificate of Amendment to Registrant’s Certificate of Incorporation.(1)
3.3	Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock.(1)
3.4	Registrant’s By-Laws.(1)
3.5	Certificate of Designations, Powers, Preferences and Rights of Series B Preferred Stock (11)
3.6	Certificate of Amendment to Certificate of Incorporation (16)
3.7	Certificate of Amendment to Certificate of Incorporation (18)
3.8	Certificate of Amendment to Certificate of Incorporation.(19)
4.1	Form of Warrant.(1)
4.2	2007 Stock Incentive Plan (2)
4.3	2007 Stock Incentive Plan No. 2 (7)
4.4	2008 Stock Incentive Plan (8)
4.5	2008 California Stock Incentive Plan (9)
4.6	Form of Convertible Note (10)
4.7	2009 Stock Incentive Plan (14)
4.8	2009 California Stock Incentive Plan (15)
4.9	2010 Equity Incentive Plan (20)
4.10	2011 Equity Incentive Plan (21)
4.11	Fiscal 2012 Equity Incentive Plan (22)
10.1	Employment Agreement by and between David Stocknoff and Diet Coffee, Inc., dated as of July 16, 2006.(1)
10.2	Employment Agreement by and between David Attarian and Diet Coffee, Inc., dated as of July 16, 2006.(1)
10.3	Form of Subscription Agreement.(1)
10.4	License and Supply Agreement dated as of May 18, 2007 by and among Diet Coffee, Inc. and Jason Ryu. (3)
10.5	Letter Agreement dated October 5, 2007 between Diet Coffee, Inc. and David Stocknoff (4)

10.6	Letter Agreement dated October 5, 2007 between Diet Coffee, Inc. and David Attarian (4)
10.7	Consulting Agreement dated October 12, 2007 between Diet Coffee, Inc. and David Stocknoff (4)
10.8	Consulting Agreement dated October 12, 2007 between Diet Coffee, Inc. and David Attarian (4)
10.9	Employment Agreement with Adam Engel (5)
10.10	Supply Agreement (6)
10.11	Factoring Agreement (6)
10.12	Assignment of License and Supply Agreement (6)
10.13	Guarantee (6)
10.14	Anti-Fraud Agreement (6)
10.15	Exclusive License and Sales Agreement (12)
10.16	Distribution Agreement (13)
10.17	Amendment to the 10% Convertible Promissory Note dated as of July 28, 2009*
10.18	Amendment to the 10% Convertible Promissory Note dated as of March 9, 2009*
10.19	Amendment to the 10% Convertible Promissory Note dated as of March 9, 2009*
10.20	Amendment to the 10% Convertible Promissory Note dated as of January 8, 2009*
10.21	Amendment to the 10% Convertible Promissory Note dated as of January 8, 2009*
10.22	Amendment to the 10% Convertible Promissory Note dated as of May 10, 2009*
10.23	Amendment to the 10% Convertible Promissory Note dated as of August 6, 2009*
21.1	Subsidiaries *
23.1	Consent of Independent Public Accountants, RBSM, LLP *
31.1	Certification of Robert Babkie, President and Chief Financial Officer of Zevotek, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Robert Babkie, President and Chief Financial Officer of Zevotek, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002 *

 *Filed Herewith

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 (File No. 333-137210), as amended, originally filed with the SEC on September 8, 2006 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-145985) filed with the SEC on September 11, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K dated May 18, 2007and incorporated herein by reference.
(4)	Filed as an exhibit to our Annual Report on Form 10KSB for the year ended June 30, 2007 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K (filed with the SEC on December 14, 2007 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 21, 2007 and incorporated herein by reference.
(7)	Filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-148050) filed with the SEC on December 13, 2007 and incorporated herein by reference.
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
(18)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 27, 2010
(19)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 28, 2011
(20)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on August 26, 2010 and incorporated herein by reference

(21)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 19, 2010 and incorporated herein by reference
(22)	Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on May 20, 2011 and incorporated herein by reference

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEVOTEK, INC.

Date: October 13, 2011	By:	/s/ Robert Babkie
Robert Babkie
President, Chief Executive Officer and Chief
Financial Officer (Principal Executive Officer
and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

President, Chief Executive Officer, Chief
Financial Officer, Secretary,
	Treasurer and Director (Principal	October 13, 2011
Executive Officer and Principal Financial
By: /s/ Robert Babkie	and Accounting Officer)
Robert Babkie

By: /s/ Indira Tovar	Director	October 13, 2011
Indira Tovar

PART 1:	FINANCIAL INFORMATION

ITEM 8 – FINANCIAL STATEMENTS

ZEVOTEK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Zevotek, Inc.
Stuart, FL  34994

We have audited the accompanying consolidated balance sheets of Zevotek, Inc. (the "Company") as of June 30, 2011 and 2010 and the related consolidated statements of operations, deficiency in stockholders' equity and cash flows for each of the two years in the period ended June 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zevotek, Inc. as of June 30, 2011 and 2010, and the results of its operations, deficiency in stockholders’ equity and its cash flows for each of the two years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
Certified Public Accountants

New York, New York
October 13, 2011

PART 1:                FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ZEVOTEK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$4,737	$132,517
Accounts receivable	4,043	6,269
Inventory	88,323	98,247
Prepayments and other current assets	-	17,993
Total current assets	97,103	255,026

Other assets:
Security deposit	-	5,000
Licensing agreement	40,000	40,000
Total assets	$137,103	$300,026

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$774,346	$730,206
Advances payable	43,823	820,389
Convertible notes payable and demand notes (net of debt discount of $814,962 and $53,693 as of June 30, 2011 and 2010, respectively)	309,806	182,557
Total current liabilities	1,127,975	1,733,152

Long term portion of convertible notes payable (net of debt discount of $106,350 and $22,916 as of June 30, 2011 and 2010, respectively)	86,080	21,084

Stockholders' deficit:
Series A Preferred stock, $0.00001 par value; 10,000,000 shares authorized; 50,000 shares issued and outstanding as of June 30, 2011 and 2010	1	1
Series B Preferred stock, $0.00001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of June 30, 2011 and 2010	10	10
Common stock, $0.00001 par value, 5,000,000,000 shares authorized; 220,810 and 34,719 shares issued and outstanding as of June 30, 2011 and 2010, respectively	2	—
Common stock to be issued	—	30,000
Treasury stock, 1 share as June 30, 2011 and 2010	—	—
Additional paid in capital	5,652,172	4,000,804
Accumulated deficit	(6,729,137)	(5,485,025)
Total stockholders' deficit	(1,076,952)	(1,454,210)
Total liabilities and stockholders' deficit	$137,103	$300,026

The accompanying notes are an integral part of these consolidated financial statements.

ZEVOTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2011	2010
REVENUES:
Sales	$15,540	$184,919

Cost of sales	8.412	147,372

Gross profit	7,128	37,547

OPERATING EXPENSES:
Selling	310,208	378,466
General and administrative	528,383	623,750
Total operating expense	838,591	1,002,216

Loss from operations	(831,463)	(964,669)

OTHER EXPENSE:
Interest, net	(119,395)	(73,114)
Amortization of beneficial conversion feature	(293,254)	(301,219)
Total other expense	(412,649)	(374,333)

Net loss before provision for income taxes	(1,244,112)	(1,339,002)

Income taxes	-	-

NET LOSS	$(1,244,112)	$(1,339,002)

Net loss per common share, basic and fully diluted	$(13.23)	$(76.97)

Weighted average number of common shares outstanding, basic and fully diluted	94,050	17,397

The accompanying notes are an integral part of these consolidated financial statements.

ZEVOTEK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended June 30, 2011 and 2010

	Preferred stock						Common			Additional
	Series A		Series B		Common stock		Stock To	Treasury stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2009	50,000	$1	1,000,000	$10	1,761	$—	$30	1	$—	$2,728,557	$(4,146,023)	$(1,417,425)
Common stock issued for services rendered	—	—	—	—	1,334	—	—	—	—	276,296	—	276,296
Common stock issued for accrued expenses	—	—	—	—	300	—	—	—	—	489,749	—	489,749
Conversion of debt and accrued interest for common stock	—	—	—	—	31,140	—	(30)	—	—	311,126	—	311,096
Common stock issued for officer’s compensation	—	—	—	—	70	—	—	—	—	10,500	—	10,500
Fair value of beneficial conversion feature	—	—	—	—	—	—	—	—	—	44,000	—	44,000
Common stock to be issued to former officer for accrued compensation	—	—	—	—	114	—	30,000	—	—	140,576	—	170,576

Net loss	—	—	—	—	—	—	—	—	—	—	(1,339,002)	(1,339,002)
BALANCE, June 30, 2010	50,000	$1	1,000,000	$10	34,719	$—	$30,000	1	$—	$4,000,804	$(5,485,025)	$(1,454,210)
Common stock issued for services rendered	—	—	—	—	29,272	—	—	—	—	235,413	—	235,413
Common stock issued for accounts payable	—	—	—	—	2,219	—	—	—	—	90,000	—	90,000
Conversion of debt and interest,for common stock	—	—	—	—	148,098	2	—	—	—	112,998	—	113,000
Common stock issued to officer and board members	—	—	—	—	4,950	—	—	—	—	45,000	—	45,000
Fair value of beneficial conversion feature	—	—	—	—	—	—	—	—	—	1,137,957	—	1,137,957
Common stock issued to former officer for accrued compensation	—	—	—	—	1,551	—	(30,000)	—	—	30,000	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,244,112)	(1,244,112)
BALANCE, June 30, 2011	50,000	$1	1,000,000	$10	220,810	$2	$—	1	$—	$5,652,172	$(6,729,137)	$(1,076,952)

The accompanying notes are an integral part of the consolidated financial statements.

ZEVOTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,244,112)	$(1,339,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	235,413	276,297
Common stock issued for interest	4,050	—
Common stock issued for officer’s compensation	—	10,500
Common stock issued to officer and board members as remuneration	45,000	—
Amortization of beneficial conversion feature	293,254	301,219
Changes in operating assets and liabilities:
Accounts receivable	1,896	(6,269)
Inventory	9,924	(98,247)
Prepayments and other current assets	22,994	(5,993)
Accounts payable and accrued expenses	142,080	173,623
Net cash used in operating activities	(489,501)	(687,872)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable	361,721	820,389
Net cash provided by financing activities	361,721	820,389

Net (decrease) increase in cash and cash equivalents	(127,780)	132,517
Cash and cash equivalents, beginning of year	132,517	—

Cash and cash equivalents, end of year	$4,737	$132,517

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid	$—	$—
Taxes paid	$—	$—
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of accrued liabilities	$120,000	$700,039
Exchange of convertible debenture for advances payable	$1,137,957	$44,000
Accrued interest converted to convertible note	$2,821	$—
Debt and accrued interest converted for shares of common stock	$108,949	$271,379

The accompanying notes are an integral part of the consolidated financial statements.

ZEVOTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

ZEVOTEK, INC. (“Company” or “Registrant”) was organized on March 19, 2005 under the state laws of Delaware with an original name of “The Diet Coffee Company.” On March 1, 2006, we amended our Certificate of Incorporation and changed our name from “The Diet Coffee Company, Inc to Diet Coffee, Inc. On June 25, 2008, the Company changed its name to Zevotek, Inc.

The Company’s wholly owned subsidiary is Ionic Bulb.com, Inc., a Delaware corporation formed on August 21, 2007, through which it sells the Ionic Bulb, a patented air purifier that silently emits negative ions using a microchip placed inside a 10,000-hour energy saving compact fluorescent light bulb (CFL). The Ionic Bulb is an eco-easy maintenance-free inexpensive alternative that is designed to clean the air in a 100 square foot area of unpleasant odors and indoor air pollutants that you breathe. The Company sells the Ionic Bulb through specialty retail shops, TV commercials, Amazon.com and newionicbulb.com, and it markets the Ionic Bulb to major U.S. retail stores. It acquired exclusive worldwide sales and manufacturing rights to a U.S. patented new product named Gung H2O that reduces water use in the home. The Company plans to sell Gung H20 to major U.S. retail stores and directly to American consumers using TV ads and Internet marketing.

General

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Ionic Bulb.com, Inc. The Registrant formed its Ionic Bulb.com, Inc. subsidiary on August 21, 2007 and started its operations during the fiscal year ended June 30, 2008. All significant inter-company transactions and balances have been eliminated in consolidation.

The company has adopted the fiscal year end of June 30.

Reverse Stock Split

On September 24, 2010, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware in order to effectuate a reverse split on a 1 to 20 basis that Financial Industry Regulatory Authority (“FINRA”) approved on October 6, 2010.

On September 26, 2011, the Company filed a certificate of amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effectuate a reverse stock split on a 1 to 5,000 basis.  Each holder of common stock will receive 1 share of the Company’s common stock in exchange for each 5,000 shares of the Company’s common stock they own. The Company will not issue fractional shares in connection with the foregoing split.  Fractional shares will be rounded up to the nearest whole share. All per share numbers quoted herein are reflective of the 1:5,000 reverse split. All references in the accompanying consolidated financial statements and notes there to have been retroactively restated to reflect the stock split. As of the date of this Annual Report, this reverse split has not been approved by FINRA.

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

Consideration Paid to Customers

The Company offers our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales.  No customer incentives are included in sales for the years ended June 30, 2011 and 2010.

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

Inventories consist of finished products available for sale to distributors and customers. At June 30, 2011 and 2010, finished Goods inventory was $88,323 and $98,247, respectively.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories.  As of June 30, 2011 and 2010, the allowance for doubtful accounts was $0.

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

Advertising

The Company charges the costs of advertising to expenses as incurred.  The Company charged $148,479 and $287,696 to operations for the years ended June 30, 2011 and 2010, respectively.

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

As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s consolidated financial statements for the year ended June 30, 2011.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standards Codification 730 "Research and Development" (“ASC 730”). Under ASC 730, all research and development costs must be charged to expense as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for years ended June 30, 2011 and 2010.

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

Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 13,271,515,170 and 4,836,404,514 shares, respectively at June 30, 2011 and 2010, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

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

Recent Accounting Pronouncements

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present interim period ending March 31, 2012. Early adoption is permitted. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under U.S. GAAP with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for the Company's interim period ending March 31, 2012. Early application is not permitted. The Company does not expect the amendment to have a material impact on its financial position, results of operations or cash flows.

In December 2010, the FASB amended its guidance on goodwill and other intangible assets. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment was effective for the Company’s interim period ended March 31, 2011. The amendment did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2010, the FASB amended its guidance on business combinations. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenues and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The amendment was effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The amendment did not have an impact on the Company's financial position, results of operations or cash flows.

In April 2010, the FASB amended its guidance on share-based payment awards denominated in certain currencies. The amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This amendment becomes effective for the Company’s interim period ending September 30, 2011. The Company does not expect the implementation to have a material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements was effective for the Company’s interim reporting period ended March 31, 2010. The implementation did not have an impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurements disclosures becomes effective for the Company’s interim reporting period ending September 30, 2011 and the Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements

NOTE B - GOING CONCERN MATTERS

The accompanying consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the years ended June 30, 2011 and 2010, the Company incurred net losses of $1,244,112 and $1,339,002, respectively.  At June 30, 2011, the Company had a working capital deficit of $1,030,872 and accumulated losses of $6,729,137. The Company is in default of payment and interest on certain convertible notes payable.

The Company is actively pursuing additional convertible debt financing through discussions with its current lenders.  The Company cannot predict whether the additional financing will be in the form of equity or debt, or be in another form.  The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial conditions and result of operations. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In exchange for the exclusive license, the Company issued 500 shares of its common stock.  The license was valued at the market price of the underlying security.

On March 2, 2011, the Company and the Ionic Bulb patent holder entered into a non-exclusive Purchasing Representative Agreement whereby the patent holder shall introduce the Company to a new third party manufacturer that will produce a next generation version of the Ionic Bulb with new features and improved manufacturing cost.  Additionally, the patent holder affirms his obligation to defend against patent infringement.  The Company shall pay patent holder a fixed amount per Ionic Bulb ordered from the new manufacturer.  The Company agreed to make an advance fee payment by issuance of 5,000 shares of the Company’s restricted stock.  The value of the restricted shares applied to payment of the fees is to be based upon the average closing price of the Company's common stock for the ten trading days proceeding the date on which the restrictive stock legend may be removed. The term of the agreement is three years with one-year automatic renewals that are subject to minimum fee payments to the patent holder for the first and second renewal term, respectively.  As of June 30, 2011, no shares were issued, no value has been determined or assigned to the shares under this agreement and no amount has been recorded.

On December 10, 2010, the Company entered into an Exclusive License and Sales Agreement whereby the Company has worldwide exclusive rights to develop, manufacture, market, use, sell, distribute and advertise a U.S. patented new product named Gung H2O that reduces water use in the home.

NOTE D- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	June 30, 2011	June 30, 2010
Accounts payable	$10,867	$30,318
Accrued professional fees	225,163	166,061
Accrued payroll and payroll taxes	161,649	156,817
Old disputed accounts payable	160,756	160,756
Accrued interest	183,507	76,291
Other accrued liabilities	32,404	139,963
Total	$774,346	$730,206

The Company has reversed an old retail chargeback accrual of $77,000 at June 30, 2011 based on management’s assessment.

NOTE E – ADVANCES PAYABLE

As of June 30, 2011 and 2010, the Company owed $43,823 and $820,389, respectively, to a note holder for cash advanced to the Company for operating purposes.  The advances accrue interest at 10% per annum and are repayable on demand.

NOTE F - CONVERTIBLE NOTES PAYABLE AND DEMAND NOTES

	June 30, 2011	June 30, 2010
Notes Payable:
Convertible term note (a)	$923	$3,423
Convertible term note (b)	1,923	1,923
Convertible term note (c)	50,000	50,000
Convertible term note (d)	2,497	13,907
Convertible term note (e)	25,174	65,225
Convertible term note (f)	11,132	11,132
Convertible term note (g)	30,920	44,000
Convertible term note (h)	192,430	—
Convertible term note (i)	34,141	49,140
Convertible term note (j)	22,530	41,500
Convertible term note (k)	945,527	—
	1,317,197	280,250
Less: discount on debt	(921,311)	(76,609)
	395,886	203,641
Less: current portion	(309,806)	(182,557)
Long term debt	$86,080	$21,084

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

c)
On January 1, 2008, the Company entered into a convertible term note for the principal amount of $50,000 bearing interest at 7% per annum with a maturity date of June 30, 2008.  This note is convertible into common stock at 90% of the common stock closing price at June 30, 2008, or approximately 4 shares of common stock.  The Company is in default of payment of principal and interest on the note and the Company is in discussions with the note holder about amending the conversion terms to cure the default.

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

f)
Of the convertible term notes entered into on May 14, 2008, certain notes having a principal amount of $11,132 as of June 30, 2011 and 2010 were not amended with respect to their conversion price and, at any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.001 per share (see below). The Company is in default of payment of principal and interest on the note and the Company is in discussions with the note holder about amending the conversion terms to cure the default.

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

k)
On May 10, 2011, the Company converted $945,527 of advances payable into a convertible term note bearing interest at 10% per annum with a maturity date of May 10, 2012.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

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

On May 10, 2011, the Company converted $945,527 of advances payable into a convertible note.  The Company recognized and measured an aggregate of $945,527 of the advances payable, which is equal to the intrinsic value of the imbedded amended beneficial conversion feature, to additional paid in capital and a debt discount against the note issued, with the discount being amortized over the note’s one-year term.

During the years ended June 30, 2011 and 2010, amortization related to the beneficial conversion feature on the convertible notes was $293,254 and $301,219, respectively.

In or about May 2010, an alleged assignee (the “Assignee”) of certain convertible promissory notes commenced an action by the filing of a summons and complaint against the Company alleging a failure to comply with its demands to convert principal and interest under the Company’s promissory notes in Company common stock.  The Company served and filed its Answer on July 21, 2010, in which it denied the material allegations of the complaint and asserted numerous affirmative defenses.  The parties have entered into a stipulation of settlement resolving this action on November 4, 2010 and a final judgment and injunction were entered on November 12, 2010, pursuant to which the Company agreed to issue stock once a month to the Assignee until it has issued a total of 36,400 shares of common stock. As of June 30, 2011, the Company has issued 36,400 shares of its common stock to the Assignee and fully satisfied the judgment.

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

The Company designated and issued 1,000,000 shares of Series B Preferred Stock.  On May 14, 2008, the Company and a third party note holder entered into an exchange agreement under which the third party note holder exchanged a $21,026 promissory note for 1,000,000 shares of Series B Preferred Stock.   Each share of Series B Preferred Stock is entitled to 5,000 votes on all matters submitted to the stockholders of the Company. Subsequently, the third party note holder, Anthony Intrieri, became Chairman of the Board of Directors. On September 12, 2011, the Estate of Anthony Intrieri ("Estate") sold 1,000,000 shares of the Company's Series B Preferred Stock to an unrelated third party.  The Estate obtained the shares following the passing of Mr. Intrieri, the Company's former Chairman of the Board of Directors and sole Series B Preferred stockholder.

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

On September 24, 2010, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate a reverse split on a 1 to 20 basis (the “Reverse Split”).  On October 6, 2010, Financial Industry Regulatory Authority (“FINRA”) approved the Reverse Split and each holder of common stock received 1 share of the Company’s common stock for each 20 shares of the Company’s common stock they owned. The Company did not issue fractional shares in connection with the foregoing stock split.  Fractional shares were rounded up to the nearest whole share.  All per share numbers quoted herein are reflective of the Reverse Split.

At June 30, 2011 and 2010, common shares issued and outstanding were 220,810 and 34,719, respectively.

On September 11, 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”). The Company is permitted to issue up to 215 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of June 30, 2011, there were 215 shares issued under this 2007 Plan.

On December 13, 2007, the Company adopted its 2007 Stock Incentive Plan No. 2. (the “2007 Plan #2”). The Company is permitted to issue up to 220 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of June 30, 2011, there were 220 shares issued under this 2007 Plan #2.

On February 21, 2008 the Company adopted its 2008 Stock Incentive Plan. The Company is permitted to issue up to 330 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of June 30, 2011, there were 323 shares issued under this 2008 Plan.

On February 21, 2008 the Company adopted its 2008 California Stock Incentive Plan. The Company is permitted to issue up to 330 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of June 30, 2011, there were 329 shares issued under this 2008 Plan.

On September 15, 2009 the Company adopted its 2009 Stock Incentive Plan. The Company is permitted to issue up to 1,367 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of June 30, 2011, there were 894 shares issued under this 2009 Plan.

On September 15, 2009 the Company adopted its 2009 California Stock Incentive Plan. The Company is permitted to issue up to 1,367 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to employees, non-employee directors, and outside consultants.  As of June 30, 2011, there were 1,052 shares issued under this 2009 Plan.

On August 17, 2010, the Company adopted its 2010 Equity Incentive Plan (“2010 Plan”). The Company is permitted to issue up to 3,500 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to directors, officers, consultants, advisors and employees of the Company.  As of June 30, 2011, there were 3,500 shares issued under this 2010 Plan.

On November 17, 2010, the Company adopted its 2011 Equity Incentive Plan (“2011 Plan”). The Company is permitted to issue up to 12,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to directors, officers, consultants, advisors and employees of the Company.  As of June 30, 2011, there were 12,000 shares issued under this 2011 Plan.

On May 5, 2011, the Company adopted its Fiscal 2012 Equity Incentive Plan (“2012 Plan”). The Company is permitted to issue up to 30,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to directors, officers, consultants, advisors and employees of the Company.  As of June 30, 2011, there were 19,500 shares issued under this 2012 Plan.

During the year ended June 30, 2010, the Company issued 1,634 shares of common stock, valued at $766,045 for services and accrued expenses.

During the year ended June 30, 2010, the Company converted debt and accrued interest of $311,096 into 31,140 shares of common stock, including 30 shares the Company was committed to issue as of June 30, 2009.

During the year ended June 30, 2011, the Company issued 31,492 shares of common stock, valued at $325,413 for services, accrued expenses and accounts payable.

During the year ended June 30, 2011, the Company converted debt and accrued interest of $113,000 into 148,098 shares of common stock.

During the year ended June 30, 2011, the Company issued 4,950 shares of its common stock, valued at $45,000, to its Chief Executive Officer and two of its directors as compensation.

During the year ended June 30, 2011, the Company issued 1,551 shares valued at $30,000 to a former officer to satisfy a claim included in common stock to be issued.

Treasury Stock

As of June 30, 2011 and 2010, the Company had 1 share of common stock held in treasury, which carried at $0 based on a $0.00001 par value.

NOTE H - INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. Management estimates that at June 30, 2011, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $5.5 million expiring by the year 2031 that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of June 30, 2011 are as follows:

Net operating loss carry forward	$2,205,000
Valuation allowance	(2,205,000)
Net	$0

The Company has not filed their federal or state income tax returns for fiscal years ended June 30, 2006 through June 30, 2011. The above is determined under the assumption as if the Company has filed its income tax returns through June 30, 2011.

NOTE I - STOCK OPTIONS AND WARRANTS

During the years ended June 30, 2011 and 2010, the Company did not issue any stock warrants or options.  As of June 30, 2011, there are no outstanding stock warrants or options.

NOTE J - COMMITMENTS AND CONTINGENCIES

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

On May 21, 2010, the Company entered into a consulting agreement with Mr. Engel for a period of five months at $10,000 per month, payable in Company common stock and Mr. Engel agreed that there were no claims arising from the earlier agreement as mentioned above. In June 2010, the Company issued common stock to Mr. Engel valued at $20,000 and recognized the remaining balance as common stock to be issued. The Company paid the consulting fees by issuing the remaining balance of common stock to Mr. Engel during the year ended June 30, 2011, along with a final issuance in January 2011, and charged additional paid in capital for the value of the issuances in settlement of remaining balance of $50,000 as per above agreement.

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

Licenses

On February 24, 2009, the Company entered into an Exclusive License and Sales Agreement whereby the Company obtained worldwide exclusive rights to manufacture, market use, sell, distribute and advertise certain licensed products.  The license is on a year to year basis with automatic renewal and is subject to becoming non-exclusive should the Company fail to files all quarterly and annual reports by due dates, inclusive of allowable extensions.  In exchange for the exclusive license, the Company issued 500 shares of its common stock.

On March 2, 2011, the Company and the Ionic Bulb patent holder entered into a non-exclusive Purchasing Representative Agreement whereby the patent holder shall introduce the Company to a new third party manufacturer that will produce a next generation version of the Ionic Bulb with new features and improved manufacturing cost.  Additionally, the patent holder affirms his obligation to defend against patent infringement.  The Company shall pay patent holder a fixed amount per Ionic Bulb ordered from the new manufacturer.  The Company agreed to make an advance fee payment by issuance of 5,000 shares of the Company’s restricted stock.  The value of the restricted shares applied to payment of the fees is to be based upon the average closing price of the Company's common stock for the ten trading days preceding the date on which the restrictive stock legend may be removed. The term of the agreement is three years with one-year automatic renewals that are subject to minimum fee payments to the patent holder for the first and second renewal term, respectively.  As of June 30, 2011, no shares were issued, no value has been determined or assigned to the shares under this agreement and no amount has been recorded (Note C).

Gung H2O License

On December 10, 2010, the Company entered into an Exclusive License and Sales Agreement whereby the Company has worldwide exclusive rights to develop, manufacture, market, use, sell, distribute and advertise a U.S. patented new product named Gung H2O that reduces water use in the home. The license has a five-year initial term with automatic annual renewals and is not subject to minimum payments to the licensor.

Payroll Taxes

At June 30, 2011, the Company is delinquent with filing and remitting payroll taxes of approximately $83,000 including estimated penalties and interest related to payroll taxes withheld since April 2007. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Sales Taxes

At June 30, 2011, the Company is delinquent with remitting sales taxes of approximately $16,000, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Legal

In or about May 2010, an alleged assignee (the “Assignee”) of certain convertible promissory notes, commenced an action by the filing of a summons and complaint against the Company alleging a failure to comply with its demands to convert principal and interest under the Company’s promissory notes in Company common stock.   The parties entered into a stipulation of settlement resolving this action on November 4, 2010 and a final judgment and injunction were entered on November 12, 2010, pursuant to which the Company agreed to issue stock once a month to the Assignee until it issued a total of 36,400 shares of common stock, which has been fully satisfied as of June 30, 2011.

Leases

The Company leases office space on a month to month basis in Stuart, Florida.  Rent expense for the year ended June 30, 2011 and 2010 was $4,654 and $736, respectively.

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

As of June 30, 2011, there were no financial assets or liabilities that were measured at fair value on a recurring basis.

NOTE L – BUSINESS CONCENTRATION

Revenue from two major customers was $131,217 or 71% of total revenues for the period ended June 30, 2010. There were no receivables due from these customers as of June 30, 2010. There were no major customers during the year ended June 30, 2011 or receivables due from major customers as of June 30, 2011.

Purchases from two major suppliers approximated $244,000, or 100% of inventory purchased for the period ended June 30, 2010. Total accounts payable of $18,609, or 3% of total accounts payable and accrued expenses, was due to one of the two suppliers as of June 30, 2010. There were no major suppliers during the year ended June 30, 2011 or amounts due to major suppliers as of June 30, 2011.

NOTE M – SUBSEQUENT EVENTS

Since June 30, 2011, the Company issued an aggregate of 61,121 shares of common stock upon conversion of convertible promissory notes and interest.

Since June 30, 2011, the Company issued an aggregate of 7,500 shares of common stock in exchange for consulting services.

Since June 30, 2011, the Company has borrowed an additional $69,100 from a certain note holder.

On September 12, 2011, the Estate of Anthony Intrieri ("Estate") sold 1,000,000 shares of the Company's Series B Preferred Stock to an unrelated third party.  The Estate obtained the shares following the passing of Mr. Intrieri, the Company's former Chairman of the Board of Directors and sole Series B Preferred stockholder (see Note G).

On October 12, 2011, the Company entered into amendment agreements with certain holders of its outstanding convertible promissory notes in order to amend certain terms contained therein.  The Company amended its (i) 10% convertible promissory note in the principal amount of $192,431 dated as of August 6, 2010 and (ii) its 10% convertible promissory note in the principal amount of $945,527 dated as of May 10, 2011, in order to (a) amend the conversion price to $0.10, (b) add a “Most Favored Nations Provision” to allow for adjustment of such conversion price in the event of certain lower priced issuances of the Company’s securities and (c) include a provision prohibiting the conversion of such note in the event conversion would require the Company to issue shares of common stock in excess of its then authorized but unissued shares.  The Company amended its (i) 10% convertible promissory note in the principal amount of $26,225 dated as of January 8, 2009, (ii) its 10% convertible promissory note in the principal amount of $41,728 dated as of January 8, 2009; (iii) its 10% convertible promissory note in the principal amount of $72,471 dated as of March 9, 2009, (iv) its 10% convertible promissory note in the principal amount of $41,500 dated as of March 9, 2009 and (v) its 10% convertible promissory note in the principal amount of $44,000 dated as of July 28, 2009 in order to (a) amend the conversion price to $0.10 and (b) add a “Most Favored Nations Provision” to allow for adjustment of such conversion price in the event of certain lower priced issuances of the Company’s securities.

On September 23, 2011, the Company issued an aggregate of 5,000 shares of common stock as an advance fee for the non-exclusive Purchasing Representative Agreement discussed in Note J.

On September 26, 2011, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of Delaware to effectuate a reverse stock split on a 1 to 5,000 basis.  Each holder of common stock will receive 1 share of the Company’s common stock in exchange for each 5,000 shares of the Company’s common stock they own. The Company will not issue fractional shares in connection with the foregoing split.  Fractional shares will be rounded up to the nearest whole share. All per share numbers quoted herein are reflective of the 1:5,000 reverse split. All references in the accompanying consolidated financial statements and notes there to have been retroactively restated to reflect the stock split. As of the date of this Annual Report, the reverse split has not been approved by FINRA.