Form 10-Q
period 2011-09-30
Zevotek, Inc
filed 2011-11-14
CIK 1364208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes    ☐   No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
As of November 14, 2011, there were 301,749 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended September 30, 2011

PART 1:                  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ZEVOTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2011	2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,946	$4,737
Accounts receivable	2,136	4,043
Inventory	88,077	88,323
Prepayments and other current assets	13,700	-
Total current assets	105,859	97,103

Licensing agreement	40,000	40,000
Total assets	$145,859	$137,103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$815,809	$774,346
Advances payable	122,923	43,823
Convertible notes payable and demand notes (net of debt discount of $658,170 and $814,962 as of September 30, 2011 and June 30, 2011, respectively)	629,397	309,806
Total current liabilities	1,568,129	1,127,975

Long term portion of convertible notes payable (net of debt discount of $0 and $106,350 as of September 30, 2011 and June 30, 2011, respectively)	-	86,080

Stockholders' deficit:
Series A Preferred stock, $0.00001 par value; 10,000,000 shares authorized; 50,000 shares issued and outstanding as of September 30, 2011 and June 30, 2011	1	1
Series B Preferred stock, $0.00001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2011 and June 30, 2011	10	10
Common stock, $0.00001 par value, 5,000,000,000 shares authorized; 294,431 and 220,810 shares issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	3	2
Treasury stock, 1 share as of September 30, 2011 and June 30, 2011	—	—
Additional paid in capital	5,699,975	5,652,172
Accumulated deficit	(7,122,259)	(6,729,137)
Total stockholders' deficit	(1,422,270)	(1,076,952)
Total liabilities and stockholders' deficit	$145,859	$137,103

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2011	2010
REVENUES:
Sales	$374	$5,340

Cost of sales	246	3,141

Gross profit	128	2,199

OPERATING EXPENSES:
Selling	14,985	137,704
General and administrative	75,919	188,973
Total operating expense	90,904	326,677

Loss from operations	(90,776)	(324,478)

OTHER EXPENSES:
Interest, net	(39,206)	(26,805)
Amortization of beneficial conversion feature	(263,140)	(48,750)

Total other expenses	(302,346)	(75,555)

Net loss before provision for income taxes	(393,122)	(400,033)

Income taxes	—	—

NET LOSS	$(393,122)	$(400,033)

Net loss per common share, basic and fully diluted	$(1.42)	$(10.42)

Weighted average number of common shares outstanding, basic and fully diluted	277,504	38,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from June 30, 2010 to September 30, 2011

	Preferred stock						Common			Additional
	Series A		Series B		Common stock		Stock To	Treasury stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2010	50,000	$1	1,000,000	$10	34,719	$—	$30,000	1	$—	$4,000,804	$(5,485,025)	$(1,454,210)
Common stock issued for services rendered	—	—	—	—	29,273	—	—	—	—	235,413	—	235,413
Common stock issued for accounts payable	—	—	—	—	2,219	—	—	—	—	90,000	—	90,000
Conversion of debt and accrued interest for common stock	—	—	—	—	148,098	2	—	—	—	112,998	—	113,000
Fair value of beneficial conversion feature	—	—	—	—	—	—	—	—	—	1,137,957	—	1,137,957
Common stock issued to officers and board members	—	—	—	—	4,950	—	—	—	—	45,000	—	45,000
Common stock issued to former officers for accrued compensation	—	—	—	—	1,551	—	(30,000)	—	—	30,000	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,244,112)	(1,244,112)
BALANCE, June 30, 2011	50,000	$1	1,000,000	$10	220,810	$2	$—	1	$—	$5,652,172	$(6,729,137)	$(1,076,952)
Common stock issued for services rendered	—	—	—	—	2,500	—	—	—	—	5,000	—	5,000
Common stock issued for accounts payable	—	—	—	—	5,000	—	—	—	—	6,743	—	6,743
Common stock issued for purchasing representative agreement	—	—	—	—	5,000	—	—	—	—	5,500	—	5,500
Conversion of debt and interest for common stock	—	—	—	—	61,121	1	—	—	—	30,560	—	30,561
Net loss	—	—	—	—	—	—	—	—	—	—	(393,122)	(393,122)
BALANCE, September 30, 2011	50,000	$1	1,000,000	$10	294,431	$3	$—	1	$—	$5,699,975	$(7,122,259)	$(1,422,270)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2011 and 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(393,122)	$(400,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	5,000	54,630
Common stock issued for interest	39	—
Common stock issued for officer’s compensation	—	31,500
Amortization of beneficial conversion feature	263,140	48,750
Changes in operating assets and liabilities:
Accounts receivable	1,907	(768)
Inventory	246	3,141
Prepayments and other current assets	(8,200)	10,360
Accounts payable and accrued expenses	49,099	45,903
Net cash used in operating activities	(81,891)	(206,517)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable	79,100	74,000
Net cash provided by financing activities	79,100	74,000

Net (decrease) increase in cash and cash equivalents	(2,791)	132,517
Cash and cash equivalents, beginning of period	4,737	132,517

Cash and cash equivalents, end of period	$1,946	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid	$—	$—
Taxes paid	$—	$—
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of accrued liabilities	$6,743	$110,000
Common stock issued for purchasing representative agreement	$5,500	$—
Common stock issued for prepayment of services	$—	$24,570
Exchange of convertible debenture for advances payable	$—	$192,430
Debt and accrued interest converted for shares of common stock	$30,522	$41,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Business and Basis of Presentation

ZEVOTEK, INC. (the “Company” or the “Registrant”) was organized on March 19, 2005 under the state laws of Delaware with an original name of “The Diet Coffee Company.” On March 1, 2006, the Company amended its Certificate of Incorporation and changed its name from “The Diet Coffee Company, Inc.” to “Diet Coffee, Inc.” On June 25, 2008, the Company changed its name to “Zevotek, Inc.”

The Company’s wholly owned subsidiary is Ionic Bulb.com, Inc., a Delaware corporation formed on August 21, 2007, through which it sells the Ionic Bulb, a patented air purifier that silently emits negative ions using a microchip placed inside a 10,000-hour energy saving compact fluorescent light bulb (CFL). The Ionic Bulb is an eco-easy maintenance-free inexpensive alternative to air purifiers that is designed to clean the air in a 100 square foot area of unpleasant odors and indoor air pollutants that you breathe. The Company sells the Ionic Bulb through specialty retail shops, TV commercials, Amazon.com and newionicbulb.com, and it markets the Ionic Bulb to major U.S. retail stores. It acquired exclusive worldwide sales and manufacturing rights to a U.S. patented new product named Gung H2O that reduces water use in the home. The Company plans to sell Gung H20 to major U.S. retail stores and directly to American consumers using TV ads and Internet marketing.

General

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company, as of June 30, 2011, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2011.

Reverse Stock Split

On September 26, 2011, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of Delaware to effectuate a reverse split of its outstanding shares of common stock on a 1 to 5,000 basis. The Financial Industry Regulatory Authority (“FINRA”) effected the reverse stock split on October 27, 2011.  Each holder of common stock received 1 share of the Company’s common stock in exchange for each 5,000 shares of the Company’s common stock they owned. The Company did not issue fractional shares in connection with the foregoing split.  Fractional shares were rounded up to the nearest whole share. All references in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the stock split.

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

Consideration Paid to Customers

The Company offers its customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales.  No customer incentives are included in sales for the three months ended September 30, 2011 and 2010.

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

Inventories consist of finished products available for sale to distributors and customers. At September 30, 2011 and June 30, 2011, finished goods inventory was $88,077 and $88,323, respectively.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the Company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories.  As of September 30, 2011 and June 30, 2011, the allowance for doubtful accounts was $0.

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

Advertising

The Company charges the costs of advertising to expenses as incurred.  The Company charged $580 and $86,680 to operations for the three months ended September 30, 2011 and 2010, respectively.

Income Taxes

The Company has adopted Accounting Standards Codification 740, “Income Taxes” (“ASC 740”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant, except basis difference related to certain debts and stock based compensation expense.

Effective January 1, 2007 the Company adopted an amendment to the requirements of ASC 740. The amended standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

ASC 740-10-25-5 “Income Taxes—Overall—Recognition—Basis Recognition Threshold”, (the “Tax Position Topic”) provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, i.e. “more-likely-than-not”, that the income tax positions must achieve before being recognized in the financial statements. In addition, the Tax Position Topic requires expanded annual disclosures, including a roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months.

As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s unaudited condensed consolidated financial statements for the three months ended September 30, 2011.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standards Codification 730 "Research and Development" (“ASC 730”). Under ASC 730, all research and development costs must be charged to expense as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for three months ended September 30, 2011 and 2010, respectively.

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

Under ASC 718-10, stock based compensation cost will be recognized over the period during which an employee is required to provide service in exchange for the award. ASC 718-10 also requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adoption of ASC 718-10 (the “APIC pool”). The Company has evaluated its APIC pool and has determined that it was immaterial as of January 1, 2006. ASC 718-10 also amends ASC 230 “Cash Flows,” to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows.

 Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants would have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Potentially dilutive shares of common stock realizable from the conversion of the Company’s convertible debentures of 13,277,138,422 and 4,139,729,900 shares, respectively at September 30, 2011 and 2010, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current period.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its consolidated financial condition or the results of its operations.

NOTE B - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements for the three months ended September 30, 2011 and September 30, 2010, the Company incurred net losses of $393,122 and $400,033, respectively.  At September 30, 2011, the Company had a working capital deficit of $1,462,270 and accumulated losses of $7,122,259. The Company is in default of principal and accrued interest on certain convertible notes payable.

The Company cannot predict whether any additional financing will be in the form of equity or debt, or be in another form.  The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due, or respond to competitive pressures and could require it to curtail or cease its operations, any of which circumstances would have a material adverse effect on its business, prospects, financial conditions and result of operations. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management anticipates that the Company may attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional investment in the Company. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

On March 2, 2011, the Company and the Ionic Bulb patent holder entered into a non-exclusive Purchasing Representative Agreement whereby the patent holder agreed to introduce the Company to a new third party manufacturer that will produce a next generation version of the Ionic Bulb with new features and improved manufacturing cost.  Additionally, the patent holder affirmed his obligation to defend against patent infringement.  The Company agreed to pay patent holder a fixed amount per Ionic Bulb ordered from the new manufacturer.  As agreed by both parties, the Company made an advance fee payment by issuance of 5,000 shares of the Company’s restricted stock which was valued at $5,500 and is included in prepayments as of September 30, 2011.  The value of the restricted shares applied to payment of the fees was based upon the average closing price of the Company's common stock for the ten trading days preceding the date on which the restrictive stock legend was to be removed. The term of the agreement is three years with one-year automatic renewals that are subject to minimum fee payments to the patent holder for the first and second renewal term, respectively.

NOTE D- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	September 30, 2011 (unaudited)	June 30, 2011
Accounts payable	$3,764	$10,867
Accrued professional fees	265,379	225,163
Accrued payroll and payroll taxes	121,293	161,649
Old disputed accounts payable	160,756	160,756
Accrued interest	221,601	183,507
Other accrued liabilities	43,016	32,404
Total	$815,809	$774,346

NOTE E – ADVANCES PAYABLE

As of September 30, 2011 and June 30, 2011, the Company owed $122,923 and $43,823, respectively, to a note holder for cash advanced to the Company for operating purposes.  The advances accrue interest at 10% per annum and are repayable on demand.

NOTE F - CONVERTIBLE NOTES PAYABLE AND DEMAND NOTES

	September 30, 2011 (unaudited)	June 30, 2011
Notes Payable:
Convertible term note (a)	$923	$923
Convertible term note (b)	1,923	1,923
Convertible term note (c)	50,000	50,000
Convertible term note (d)	2,497	2,497
Convertible term note (e)	224	25,174
Convertible term note (f)	11,132	11,132
Convertible term note (g)	26,420	30,920
Convertible term note (h)	192,430	192,430
Convertible term note (i)	34,141	34,141
Convertible term note (j)	22,350	22,530
Convertible term note (k)	945,527	945,527
	1,287,567	1,317,197
Less: discount on debt	(658,170)	(921,311)
	629,397	395,886
Less: current portion	(629,397)	(309,806)
Long term debt	$—	$86,080

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

In accordance with Accounting Standards Codification 470-20-65, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“ASC 470-20-65”), the Company recognized an imbedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $314,049 of the proceeds, which was equal to the intrinsic value of the imbedded beneficial conversion feature at the time, to additional paid in capital and a debt discount against the Notes issued during the year ended June 30, 2008. The debt discount attributed to the beneficial conversion feature was originally amortized over the Notes’ maturity period (two years) as interest expense, adjusted for conversion of debt to common stock. In January 2009 through March 2009, the Company restructured certain Notes to a conversion rate of $0.0001 per share with a two year term and accordingly fully amortized the remaining debt discount of $206,160. In accordance with ASC 470-20-65, Accounting for Convertible Securities with Beneficial Conversion Features, the Company recognized an imbedded beneficial conversion feature present in the notes. The Company recognized and measured an aggregate of $457,849 of the proceeds, which is equal to the intrinsic value of the imbedded amended beneficial conversion feature, to additional paid in capital and a debt discount against the Notes issued during the year ended June 30, 2009. The remaining debt discount attributed to the original beneficial conversion feature was expensed at the time the Notes were amended and the $457,849 assigned to the amended beneficial conversion feature is being amortized over the Notes’ maturity period.

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

During the three months ended September 30, 2011 and 2010, amortization related to the beneficial conversion feature on the convertible notes was $263,140 and $48,750, respectively.

NOTE G – STOCKHOLDERS EQUITY

Preferred Stock

The Company has authorized 10,000,000 shares of Preferred Stock of which 50,000 shares have been designated as Series A Preferred Stock, par value $0.00001, and 1,000,000 shares have been designated as Series B Preferred Stock, par value $0.00001, within the limitations and restrictions stated in the Certificate of Incorporation of the Company.

The Company issued 50,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to 10,000 votes on all matters submitted to the stockholders of the Company. The holders of the Series A Preferred Stock are not granted any preference upon the liquidation, dissolution or winding up of the business of the Company. The Series A Preferred Stock is not convertible into Common Stock.

The Company has designated and issued 1,000,000 shares of Series B Preferred Stock.  On May 14, 2008, the Company and a third party note holder entered into an exchange agreement under which the third party note holder exchanged a $21,026 promissory note for 1,000,000 shares of Series B Preferred Stock.   Each share of Series B Preferred Stock is entitled to 5,000 votes on all matters submitted to the stockholders of the Company. Subsequently, the third party note holder, Anthony Intrieri, became Chairman of the Board of Directors. On September 12, 2011, the Estate of Anthony Intrieri ("Estate") sold 1,000,000 shares of the Company's Series B Preferred Stock to an unrelated third party.  The Estate obtained the shares following the passing of Mr. Intrieri.

Common Stock

On September 26, 2011, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of Delaware to effectuate a reverse split of its outstanding shares of common stock on a 1 to 5,000 basis. FINRA effected the reverse stock split on October 27, 2011.  Each holder of common stock received 1 share of the Company’s common stock in exchange for each 5,000 shares of the Company’s common stock they own. The Company did not issue fractional shares in connection with the foregoing split.  Fractional shares were rounded up to the nearest whole share. All references in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the stock split.

During the three months ended September 30, 2011, the Company issued 7,500 shares of common stock, valued at $11,743 for services and accrued expenses.

During the three months ended September 30, 2011, the Company issued 5,000 shares of common stock, valued at $5,500 for a non-exclusive Purchasing Representative Agreement (Note C).

During the three months ended September 30, 2011, the Company converted debt and accrued interest of $30,561 into 61,121 shares of common stock based upon the Notes’ conversion prices.

Treasury Stock

As of September 30, 2011 and June 30, 2011, the Company had 1 share of common stock held in treasury, which was carried at $0 based on a $0.00001 par value.

NOTE H - STOCK OPTIONS AND WARRANTS

During the three months ended September 30, 2011 and 2010, the Company did not issue any stock warrants or options.  As of September 30, 2011, there are no outstanding stock warrants or options.

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

On May 21, 2010, the Company entered into a consulting agreement with Mr. Engel for a period of five months at $10,000 per month, payable in Company common stock and Mr. Engel agreed that there were no claims arising from the earlier agreement as mentioned above. In June 2010, the Company issued common stock to Mr. Engel valued at $20,000 and recognized the remaining balance as common stock to be issued. The Company paid the consulting fees by issuing the remaining balance of common stock to Mr. Engel during the year ended June 30, 2011, along with a final issuance in January 2011, and charged additional paid in capital for the value of the issuances in settlement of remaining balance of $50,000 as per the above agreement.

U.S. Federal Trade Commission Settlement

On March 26, 2007, the Company received a letter from the U.S. Federal Trade Commission (“FTC”) whereby former management was informed that the FTC was conducting an investigation into advertising claims made for weight loss product known as “Slim Coffee.”  The purpose of the investigation was to determine whether former management, in connection with its sales of Slim Coffee, engaged in unfair or deceptive acts or practices and false advertising.  A negotiated settlement was reached with the FTC under which the Company and its former management did not admit any wrongdoing.  On January 10, 2008, pursuant to a stipulated final judgment and order, the United States District Court, Southern District of New York, entered a final judgment and order against the Company in the amount of $923,910.  The full amount of the judgment, and payment of any portion of it is suspended and cannot be reinstated so long as (a) the Company abides by the reporting and monitoring requirements of the judgment, (b) does not make false advertising claims in connection with any of its products in the future, and (c) its past financial disclosures to the FTC were materially accurate. The Company plans to comply with the terms of the stipulation and does not anticipate incurring a liability for the judgment, however there can be no assurance of the Company’s compliance therewith.  Should the Company fail to comply with the FTC’s final judgment, this non-compliance would have a material adverse effect on the Company’s business, financial condition and results of operations.

Licenses

On February 24, 2009, the Company entered into an Exclusive License and Sales Agreement whereby the Company obtained worldwide exclusive rights to manufacture, market use, sell, distribute and advertise certain licensed products.  The license is on a year to year basis with automatic renewal and is subject to becoming non-exclusive should the Company fail to file all quarterly and annual reports by their respective due dates, inclusive of allowable extensions.  In exchange for the exclusive license, the Company issued 500 shares of its common stock.

On March 2, 2011, the Company and the Ionic Bulb patent holder entered into a non-exclusive Purchasing Representative Agreement whereby the patent holder agreed to introduce the Company to a new third party manufacturer that will produce a next generation version of the Ionic Bulb with new features and improved manufacturing cost.  Additionally, the patent holder affirmed his obligation to defend against patent infringement.  The Company agreed to pay patent holder a fixed amount per Ionic Bulb ordered from the new manufacturer.  As agreed by both parties, the Company made an advance fee payment by issuance of 5,000 shares of the Company’s restricted stock which was valued at $5,500 and is included in prepayments as of September 30, 2011.  The value of the restricted shares applied to payment of the fees was based upon the average closing price of the Company's common stock for the ten trading days preceding the date on which the restrictive stock legend was to be removed. The term of the agreement is three years with one-year automatic renewals that are subject to minimum fee payments to the patent holder for the first and second renewal term, respectively (Note C).

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

Payroll Taxes

At September 30, 2011, the Company is delinquent with filing and remitting payroll taxes of approximately $48,000 including estimated penalties and interest related to payroll taxes withheld since April 2007. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the applicable tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Sales Taxes

At September 30, 2011, the Company is delinquent with remitting sales taxes of approximately $16,000, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the applicable tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Leases

The Company leases office space on a month to month basis in Stuart, Florida.  Rent expense for the three months ended September 30, 2011 and 2010 was $639 and $736, respectively.

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

As of September 30, 2011, there were no financial assets or liabilities that were measured at fair value on a recurring basis.

NOTE K – SUBSEQUENT EVENTS

Since September 30, 2011, the Company issued an aggregate of 2,000 shares of common stock to satisfy accrued expenses.

Since September 30, 2011, the Company issued an aggregate of 1,000 shares of common stock in exchange for consulting services.

Since September 30, 2011, the Company has borrowed an additional $29,000 from a certain note holder.

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

Company History

We were organized on March 19, 2005 under the state laws of Delaware with an original name of “The Diet Coffee Company.” On March 1, 2006, we amended our Certificate of Incorporation and changed our name from “The Diet Coffee Company, Inc.” to “Diet Coffee, Inc.” On June 25, 2008, we changed our name to “Zevotek, Inc.” Our principal executive offices are located at 900 Southeast Ocean Boulevard, Suite 130D, Stuart, FL 34994. Our telephone number is (772) 600-2676.

Company Overview

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

Comparison of Three Months Ended September 30, 2011 to September 30, 2010

Results of Operations

Revenue

Our sales were $374 for the three months ended September 30, 2011 and $5,340 for the three months ended September 30, 2010, a decrease of $4,966 or 93.0%. Sales for the three months ended September 30, 2011 and 2010 are comprised of Ionic Bulb sold directly to individual consumers who bought the Ionic Bulb on the Internet. Our revenues exclude shipping and handling fees, which we include as an offset to our shipping and handling costs.  During the three months ended September 30, 2011, we made changes in our warehousing and fulfillment operations to better suit our needs for filling customer orders, which resulted in a period of time during which we stopped taking orders for the Ionic Bulb while we moved our inventory to new fulfillment and warehouse center locations and reconfigured our online sales operations. We are currently recruiting additional new sales agents for the Ionic Bulb and have hired three new sales agencies to solicit Ionic Bulb orders from their customer base that is comprised of major national retailers, specialty and regional retailers, a home shopping channel, catalog merchants, and ecommerce companies which we expect will result in increased sales of the Ionic Bulb in future periods resulting from orders they place with us. We also expect the next generation Ionic Bulb we plan to introduce, with its new more compact design for consumers’ smaller light fixtures and recessed ceiling lights and Energy Star qualification, to increase demand for the Ionic Bulb.  Starting January 1, 2012, 100-watt incandescent light bulbs will no longer be allowed to be sold in the U.S. in accordance with the Energy Independence and Security Act of 2007.  U.S. consumers will need to buy alternative lighting products to replace their burnt out 100-watt incandescent bulbs. We are positioning the Ionic Bulb to take advantage of this change toward more energy efficient lighting products and for the trend in consumer preference that favors products that improve the quality of life and health.

Gross Profit

Our gross profit was $128 for the three months ended September 30, 2011 and $2,199 for the three months ended September 30, 2010, a decrease of $2,071 or 94.2% which was primarily due to the decrease in sales.  We anticipate improving our gross profit margin through the introduction of a next generation Ionic Bulb manufactured by a factory in China at a lower cost than the cost of our current model of the Ionic Bulb.

Operating Expenses

Operating expenses were $90,904 for the three months ended September 30, 2011 and $326,677 for the three months ended September 30, 2010, a decrease of $235,773 or 72.2% which was primarily due to reductions in fulfillment and warehousing costs, salaries, advertising, professional fees and consulting fees.  We incurred $14,985 and $137,704 in selling expenses during the three months ended September 30, 2011 and 2010, respectively.  Selling expenses for the three months ended September 30, 2011 were comprised of marketing expenses.  Selling expenses for the three months ended September 30, 2010 were comprised of advertising and marketing costs in connection with a sales and marketing campaign to generate Ionic Bulb sales orders. We anticipate increased selling expenses in the future as we increase Ionic Bulb promotional activities and plans to support sales growth. We incurred $75,919 and $188,973 in general and administrative expenses for the three months ended September 30, 2011 and 2010, respectively.

Net Loss

Our net loss decreased by $6,911 or 1.7% to $393,122 for the three months ended September 30, 2011 as compared to our net loss of $400,033 for the three months ended September 30, 2010.  The decrease was primarily due to our reductions in operating expenses.

Our net loss per common share was $1.42 (basic and diluted) for the three months ended September 30, 2011 as compared to our net loss per common share of $10.42 for the three months ended September 30, 2010.

The weighted average number of outstanding shares was 277,504 (basic and diluted) for the three months ended September 30, 2011 as compared to 38,373 (basic and diluted) for the three months ended September 30, 2010.

Liquidity and Capital Resources

Overview

As of September 30, 2011, we had a working capital deficit of $1,462,270.  As of June 30, 2011, we had a working capital deficit of $1,030,872.  Our cash position at September 30, 2011 was $1,946 as compared to $4,737 at June 30, 2011.  Our working capital deficit did not significantly change during the three months ended September 30, 2010.

Cash provided by financing activities for the three months ended September 30, 2011 and 2010 totaled $79,100 and $74,000, respectively, consisting of advances from a note holder.

We expect capital expenditures to be nominal for the year ending June 30, 2012. These anticipated expenditures are for investments in property and equipment used in our business.

Financing Needs

Since our inception on December 19, 2005 to September 30, 2011, we have generated revenues of $1,406,175 and have incurred a net loss of $7,122,259. We hope to begin achieving sustainable revenues within the next 12 months, of which there can be no guarantee.  Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We may still need additional investments in order to continue operations to cash flow break even, but we cannot guarantee that we will be able to obtain such investments.  From time to time, we may receive additional funding from existing investors. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Financial Reporting Release No. 60, recently released by the Securities and Exchange Commission (the “SEC”), requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The notes to the unaudited condensed consolidated financial statements include a summary of significant accounting policies and methods used in the preparation of our unaudited condensed consolidated financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC requires all companies to include a discussion which addresses, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following is a brief discussion of the more significant accounting policies and methods used by us.

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

On an on-going basis, we evaluate our estimates. The most significant estimates relate to our recognition of revenue, the allowance for doubtful accounts receivable and inventory valuation reserves.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

Reverse Stock Split

On September 26, 2011, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation in order to effect a reverse split on the outstanding shares of the Company’s common stock on a 1 for 5,000 basis (the “Reverse Split”).  All per share numbers in this quarterly report are reflective of the Reverse Split.  The Financial Industry Regulatory Authority (“FINRA”) effected the Reverse Split on October 27, 2011.

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

Not applicable.

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting, the Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The reason for the ineffectiveness of our disclosure controls and procedures was the result of having limited number of employees and not having proper segregation of duties based on the cost benefit of hiring additional employees solely to address the segregation of duties issue.  We compensate for the lack of segregation of duties by employing close involvement of management day-to-day operations and outsourcing to financial consultants.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2011 and through the date of filing, the Company issued 61,121 shares of common stock in payment of principal and interest due on unregistered convertible promissory notes.

The above referenced securities were issued in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2) of the Securities Act, which exempts transactions of an issuer not involving a public offering.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – REMOVED AND RESERVED.

ITEM 5 – OTHER INFORMATION

On October 12, 2011, the Company entered into amendment agreements with certain holders of its outstanding convertible promissory notes in order to amend certain terms contained therein.  The Company amended its (i) 10% convertible promissory note in the principal amount of $192,431 dated as of August 6, 2010 and (ii) its 10% convertible promissory note in the principal amount of $945,527 dated as of May 10, 2011, in order to (a) amend the conversion price to $0.10, (b) add a “Most Favored Nations Provision” to allow for adjustment of such conversion price in the event of certain lower priced issuances of the Company’s securities and (c) include a provision prohibiting the conversion of such note in the event conversion would require the Company to issue shares of common stock in excess of its then authorized but unissued shares.  The Company amended its (i) 10% convertible promissory note in the principal amount of $26,225 dated as of January 8, 2009, (ii) its 10% convertible promissory note in the principal amount of $41,728 dated as of January 8, 2009; (iii) its 10% convertible promissory note in the principal amount of $72,471 dated as of March 9, 2009, (iv) its 10% convertible promissory note in the principal amount of $41,500 dated as of March 9, 2009 and (v) its 10% convertible promissory note in the principal amount of $44,000 dated as of July 28, 2009 in order to (a) amend the conversion price to $0.10 and (b) add a “Most Favored Nations Provision” to allow for adjustment of such conversion price in the event of certain lower priced issuances of the Company’s securities. Forms of the foregoing amendments were filed as exhibits to our Annual Report of Form 10-K for the fiscal year ended June 30, 2011.

ITEM 6 – EXHIBITS

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

ZEVOTEK, INC.

November 14, 2011	/s/ Robert Babkie
Robert Babkie
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Principal Financial and Accounting Officer)