Form 10-Q
period 2011-12-31
Zevotek, Inc
filed 2012-02-23
CIK 1364208

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 23, 2012, there were 318,794 shares of our common stock outstanding.

 Quarterly Report on Form 10-Q

Quarterly Period Ended December 31, 2011

PART 1:  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ZEVOTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2011	2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$745	$4,737
Accounts receivable	343	4,043
Inventory	86,649	88,323
Prepayments and other current assets	14,000	-
Total current assets	101,737	97,103

Licensing agreement	40,000	40,000
Total assets	$141,737	$137,103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$913,859	$774,346
Advances payable	175,923	43,823
Convertible notes payable and demand notes (net of debt discount of $0 and $814,962 as of December 31, 2011 and June 30, 2011, respectively)	1,287,569	309,806
Total current liabilities	2,377,351	1,127,975

Long term portion of convertible notes payable (net of debt discount of $0 and $106,350 as of December 30, 2011 and June 30, 2011, respectively)	-	86,080

Stockholders' deficit:
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized Series A Preferred stock, $0.00001 par value; 50,000 shares designated, issued and outstanding as of December 31, 2011 and June 30, 2011	1	1
Series B Preferred stock, $0.00001 par value; 1,000,000 shares designated; 1,000,000 shares issued and outstanding as of December 31, 2011 and June 30, 2011	10	10
Common stock, $0.00001 par value, 5,000,000,000 shares authorized; 301,749 and 220,810 shares issued and outstanding as of December 31, 2011 and June 30, 2011, respectively	3	2
Treasury stock, 1 share as of December 31, 2011 and June 30, 2011	—	—
Additional paid in capital	5,700,605	5,652,172
Accumulated deficit	(7,936,233)	(6,729,137)
Total stockholders' deficit	(2,235,614)	(1,076,952)
Total liabilities and stockholders' deficit	$141,737	$137,103

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
REVENUES:
Sales	$4,273	$2,544	$4,647	$7,884

Cost of sales	1,428	1,671	1,674	4,812

Gross profit	2,845	873	2,973	3,072

OPERATING EXPENSES:
Selling	15,813	107,479	30,798	245,183
General and administrative	105,677	143,382	181,596	332,355
Total operating expense	121,490	250,861	212,394	577,538

Loss from operations	(118,645)	(249,988)	(209,421)	(574,466)

OTHER (EXPENSE):
Interest, net	(37,157)	(28,529)	(76,363)	(55,334)
Amortization of beneficial conversion feature	(658,172)	(46,486)	(921,312)	(95,236)
Total other expense	(695,329)	(75,015)	(997,675)	(150,570)

Net loss before provision for income taxes	(813,974)	(325,003)	(1,207,096)	(725,036)

Income taxes	—	—	—	—

NET LOSS	$(813,974)	$(325,003)	$(1,207,096)	$(725,036)

Net loss per common share, basic and fully diluted	$(2.73)	$(14.47)	$(4.19)	$(15.42)
Weighted average number of common shares outstanding, basic and fully diluted	298,659	22,467	288,035	47,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from June 30, 2010 to December 30, 2011

	Preferred stock						Common			Additional
	Series A		Series B		Common stock		Stock To	Treasury stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2010	50,000	$1	1,000,000	$10	34,719	$—	$30,000	1	$—	$4,000,804	$(5,485,025)	$(1,454,210)
Common stock issued for services rendered	—	—	—	—	29,273	—	—	—	—	235,413	—	235,413
Common stock issued for accounts payable	—	—	—	—	2,219	—	—	—	—	90,000	—	90,000
Conversion of debt and accrued interest for common stock	—	—	—	—	148,098	2	—	—	—	112,998	—	113,000
Fair value of beneficial conversion feature	—	—	—	—	—	—	—	—	—	1,137,957	—	1,137,957
Common stock issued to officers and board members	—	—	—	—	4,950	—	—	—	—	45,000	—	45,000
Common stock issued to former officers for accrued compensation	—	—	—	—	1,551	—	(30,000)	—	—	30,000	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,244,112)	(1,244,112)
BALANCE, June 30, 2011	50,000	$1	1,000,000	$10	220,810	$2	$—	1	$—	$5,652,172	$(6,729,137)	$(1,076,952)
Common stock issued for services rendered	—	—	—	—	2,500	—	—	—	—	5,000	—	5,000
Common stock issued for settlement of accrued liabilities	—	—	—	—	8,000	—	—	—	—	7,373	—	7,373
Common stock issued for purchasing representative agreement	—	—	—	—	5,000	—	—	—	—	5,500	—	5,500
Conversion of debt and interest for common stock	—	—	—	—	61,121	1	—	—	—	30,560	—	30,561
Shares issued in satisfaction of fraction shares resulting from 1 for 5,000 reverse stock split	—	—	—	—	4,318	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,207,096)	(1,207,096)
BALANCE, December 31, 2011	50,000	$1	1,000,000	$10	301,749	$3	$—	1	$—	$5,700,605	$(7,936,233)	$(2,235,614)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2011 and 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,207,096)	$(725,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	5,000	159,243
Common stock issued for interest	39	1,813
Common stock issued to board members as remuneration	—	31,500
Amortization of beneficial conversion feature	921,312	95,236
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,700	4,004
Decrease in inventory	1,674	5,616
(Increase) decrease in prepayments and other current assets	(8,500)	12,371
Increase in accounts payable and accrued expenses	147,779	69,006
Net cash used in operating activities	(136,092)	(346,247)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable	132,100	234,903
Net cash provided by financing activities	132,100	234,903

Net decrease in cash and cash equivalents	(3,992)	(111,344)
Cash and cash equivalents, beginning of period	4,737	132,517
Cash and cash equivalents, end of period	$745	$21,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid	$—	$—
Taxes paid	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services to be rendered	$—	$3,200
Common stock issued for settlement of accrued liabilities	$7,373	$110,000
Common stock issued for purchasing representative agreement	$5,500	$—
Interest transfer to convertible note	$—	$2,821
Exchange of convertible debenture for advances payable	$—	$192,430
Debt and accrued interest converted for shares of common stock	$30,522	$52,133

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

The Company’s wholly owned subsidiary is Ionic Bulb.com, Inc., a Delaware corporation formed on August 21, 2007, through which it sells the Ionic Bulb, a patented air purifier that silently emits negative ions using a microchip placed inside a 10,000-hour energy saving compact fluorescent light bulb (CFL). The Ionic Bulb is an eco-friendly, maintenance-free, inexpensive alternative to air purifiers that is designed to clean the air in a 100 square foot area of unpleasant odors and indoor air pollutants that you breathe. The Company sells the Ionic Bulb through specialty retail shops, TV commercials, Amazon.com and newionicbulb.com, and it markets the Ionic Bulb to major U.S. retail stores. The Company also acquired exclusive worldwide sales and manufacturing rights to a U.S. patented new product named “Gung H2O” that reduces water use in the home. The Company plans to sell Gung H20 to major U.S. retail stores and directly to American consumers using TV ads and Internet marketing.

General

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet of the Company, as of June 30, 2011, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments which are, in the opinion of management, necessary to summarize fairly the financial position of the Company and the results of the Company’s operations and cash flows for the periods presented. All of these adjustments are of normal recurring nature. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2011.

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

Consideration Paid to Customers

The Company offers its customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales. No customer incentives are included in sales for the three and six months ended December 31, 2011 and 2010.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Inventories consist of finished products available for sale to distributors and customers. At December 31, 2011 and June 30, 2011, finished goods inventory was $86,649 and $88,323, respectively.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the Company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. As of December 31, 2011 and June 30, 2011, the allowance for doubtful accounts was $0.

Impairment of long lived assets

The Company has adopted Accounting Standards Codification 360 "Property, Plant and Equipment" (“ASC 360”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Advertising

The Company charges the costs of advertising to expenses as incurred. The Company charged $813 and $44,373 to operations for the three months ended December 31, 2011 and 2010, respectively. The Company charged $1,393 and $131,053 to operations for the six months ended December 31, 2011 and 2010, respectively.

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

As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s unaudited condensed consolidated financial statements for the three and six months ended December 31, 2011 and 2010.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standards Codification 730 "Research and Development" (“ASC 730”). Under ASC 730, all research and development costs must be charged to expense as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for three and six months ended December 31, 2011 and 2010, respectively.

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

Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants would have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Potentially dilutive shares of common stock realizable from the conversion of the Company’s convertible debentures of 144,496,630 and 4,100,750,393 shares, respectively at December 31, 2011 and 2010, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Reclassifications

Certain reclassifications have been made in prior period's consolidated financial statements to conform to classifications used in the current period.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its consolidated financial condition or the results of its operations.

NOTE B - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements for the three and six months ended December 31, 2011, the Company incurred net losses of $813,974 and $1,207,096, respectively. At December 31, 2011, the Company had a working capital deficit of $ 2,275,614 and accumulated losses of $7,936,233. The Company is in default of principal and accrued interest on certain convertible notes payable.

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

NOTE C – LICENSING, DISTRIBUTION AND PURCHASING AGREEMENT

On February 24, 2009, the Company entered into an Exclusive License and Sales Agreement whereby the Company has worldwide exclusive rights to manufacture, market, use, sell, distribute and advertise a patented ionic bulb.

In exchange for the exclusive license, the Company issued 500 shares of its common stock. The license was valued at the market price of the underlying security.

On March 2, 2011, the Company and the Ionic Bulb patent holder entered into a non-exclusive Purchasing Representative Agreement whereby the patent holder agreed to introduce the Company to a new third party manufacturer that will produce a next generation version of the Ionic Bulb with new features and improved manufacturing cost. Additionally, the patent holder affirmed his obligation to defend against patent infringement. The Company agreed to pay patent holder a fixed amount per Ionic Bulb ordered from the new manufacturer. As agreed by both parties, the Company made an advance fee payment by issuance of 5,000 shares of the Company’s restricted stock which was valued at $5,500 and is included in prepayments as of December 31, 2011. The value of the restricted shares applied to payment of the fees was based upon the average closing price of the Company's common stock for the ten trading days preceding the date on which the restrictive stock legend was to be removed. The term of the agreement is three years with one-year automatic renewals that are subject to minimum fee payments to the patent holder for the first and second renewal term, respectively.

NOTE D- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	December 31, 2011 (unaudited)	June 30, 2011
Accounts payable	$10,044	$10,867
Accrued professional fees	305,211	225,163
Accrued payroll and payroll taxes	122,045	161,649
Old disputed accounts payable	160,756	160,756
Accrued interest	257,996	183,507
Other accrued liabilities	57,807	32,404
Total	$913,859	$774,346

NOTE E – ADVANCES PAYABLE

As of December 31, 2011 and June 30, 2011, the Company owed $175,923 and $43,823, respectively, to a note holder for cash advanced to the Company for operating purposes. The advances accrue interest at 10% per annum and are repayable on demand.

NOTE F - CONVERTIBLE NOTES PAYABLE AND DEMAND NOTES

	December 31, 2011 (unaudited)	June 30, 2011
Notes Payable:
Convertible term note (a)	$923	$923
Convertible term note (b)	1,923	1,923
Convertible term note (c)	50,000	50,000
Convertible term note (d)	2,497	2,497
Convertible term note (e)	226	25,174
Convertible term note (f)	11,132	11,132
Convertible term note (g)	26,420	30,920
Convertible term note (h)	192,430	192,430
Convertible term note (i)	34,141	34,141
Convertible term note (j)	22,350	22,530
Convertible term note (k)	945,527	945,527
	1,287,569	1,317,197
Less: unamortized discount on debt	—	(921,311)
	1,287,569	395,886
Less: current portion	(1,287,569)	(309,806)
Long term debt	$—	$86,080

a)
On May 14, 2008, the Company entered into convertible term notes bearing interest at 10% per annum with a maturity date of May 14, 2010. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share. The Company is in default of payment of principal and interest on the note and the Company is in discussions with the note holders about amending the conversion terms to cure the default.

b)
On May 27, 2008, the Company entered into a convertible term note bearing interest at 10% per annum with a maturity date of May 27, 2010. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share. The Company is in default of payment of principal and interest on the note and the Company is in discussions with the note holder about amending the conversion terms to cure the default.

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

d)
On January 8, 2009, the Company entered into convertible term notes bearing interest at 10% per annum with a maturity date of January 8, 2011. The Company is in default of payment of principal and interest on the note and the Company is in discussions with the note holder about amending the conversion terms to cure the default. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share.

e)
On March 9, 2009, the Company entered into convertible term notes bearing interest at 10% per annum with a maturity date of March 9, 2011. The notes were amended on January 8, 2011 to extend the maturity date to January 8, 2012. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.10 per share (see below).

f)
Of the convertible term notes entered into on May 14, 2008, certain notes having a principal amount of $11,132 as of December 31, 2011 and 2010 were not amended with respect to their conversion price and, at any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.001 per share. The Company is in default of payment of principal and interest on the note and the Company is in discussions with the note holder about amending the conversion terms to cure the default.

g)
On July 28, 2009, the Company entered into a convertible term note bearing interest at 10% per annum with a maturity date of July 28, 2011. The Company is in default of payment of principal and interest on the note and the Company is in discussions with the note holder about amending the conversion terms to cure the default. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.10 per share (see below).

h)
On August 6, 2010, the Company converted $192,430 of advances payable into a convertible term note bearing interest at 10% per annum with a maturity date of August 6, 2012. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.10 per share (see below).

i)
On January 8, 2009, the Company entered into convertible term notes bearing interest at 10% per annum with a maturity date of January 8, 2011. The notes were amended on January 8, 2011 to extend the maturity date to January 8, 2012. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.10 per share (see below).

j)
On March 9, 2009, the Company entered into convertible term notes bearing interest at 10% per annum with a maturity date of March 9, 2011. The Company is in default of payment of principal and interest on the note and the Company is in discussions with the note holder about amending the conversion terms to cure the default. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.10 per share (see below).

k)
On May 10, 2011, the Company converted $945,527 of advances payable into a convertible term note bearing interest at 10% per annum with a maturity date of May 10, 2012. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.10 per share (see below).

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

On October 12, 2011, the Company entered into amendment agreements with certain holders of its outstanding convertible promissory notes, ((e) and (g) through (k) above), in order to amend certain terms contained therein.  The Company amended its (i) 10% convertible promissory note in the original principal amount of $192,431 dated as of August 6, 2010 and (ii) its 10% convertible promissory note in the original principal amount of $945,527 dated as of May 10, 2011, in order to (a) amend the conversion price to $0.10, (b) add a “Most Favored Nations Provision” to allow for adjustment of such conversion price in the event of certain lower priced issuances of the Company’s securities and (c) include a provision prohibiting the conversion of such note in the event conversion would require the Company to issue shares of common stock in excess of its then authorized but unissued shares.  The Company amended its (i) 10% convertible promissory note in the original principal amount of $26,225 dated as of January 8, 2009, (ii) its 10% convertible promissory note in the original principal amount of $41,728 dated as of January 8, 2009; (iii) its 10% convertible promissory note in the original principal amount of $72,471 dated as of March 9, 2009, (iv) its 10% convertible promissory note in the original principal amount of $41,500 dated as of March 9, 2009 and (v) its 10% convertible promissory note in the original principal amount of $44,000 dated as of July 28, 2009 in order to (a) amend the conversion price to $0.10 and (b) add a “Most Favored Nations Provision” to allow for adjustment of such conversion price in the event of certain lower priced issuances of the Company’s securities. Because the changes in fair values of the conversion options were greater than 10% of the carrying value of the original debts, the transactions qualified under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and determined to be substantial. As a result, the Company wrote off the remaining unamortized debt discount totaling $624,004.

During the three and six months ended December 31, 2011, amortization related to the beneficial conversion feature on the convertible notes was $658,172 and $921,312, respectively.

During the three and six months ended December 31, 2010, amortization related to the beneficial conversion feature on the convertible notes was $46,486 and $ 95,236, respectively.

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

During the six months ended December 31, 2011, the Company issued 10,500 shares of common stock, valued at $12,373 for services and accrued expenses.

During the six months ended December 31, 2011, the Company issued 5,000 shares of common stock, valued at $5,500 for a non-exclusive Purchasing Representative Agreement (Note C).

During the six months ended December 31, 2011, the Company converted debt and accrued interest of $30,561 into 61,121 shares of common stock based upon the Notes’ conversion prices.

As of December 31, 2011, there were 301,749 shares of common stock issued and outstanding.

Treasury Stock

As of December 31, 2011 and June 30, 2011, the Company had 1 share of common stock held in treasury, which was carried at $0 based on a $0.00001 par value.

NOTE H - STOCK OPTIONS AND WARRANTS

During the six months ended December 31, 2011 and 2010, the Company did not issue any stock warrants or options. As of December 31, 2011, there are no outstanding stock warrants or options.

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

Licenses

On February 24, 2009, the Company entered into an Exclusive License and Sales Agreement whereby the Company obtained worldwide exclusive rights to manufacture, market, use, sell, distribute and advertise certain licensed products. The license is on a year to year basis with automatic renewal and is subject to becoming non-exclusive should the Company fail to file all quarterly and annual reports by their respective due dates, inclusive of allowable extensions. In exchange for the exclusive license, the Company issued 500 shares of its common stock.

On March 2, 2011, the Company and the Ionic Bulb patent holder entered into a non-exclusive Purchasing Representative Agreement whereby the patent holder agreed to introduce the Company to a new third party manufacturer that will produce a next generation version of the Ionic Bulb with new features and improved manufacturing cost. Additionally, the patent holder affirmed his obligation to defend against patent infringement. The Company agreed to pay patent holder a fixed amount per Ionic Bulb ordered from the new manufacturer. As agreed by both parties, the Company made an advance fee payment by issuance of 5,000 shares of the Company’s restricted stock which was valued at $5,500 and is included in prepayments as of December 31, 2011. The value of the restricted shares applied to payment of the fees was based upon the average closing price of the Company's common stock for the ten trading days preceding the date on which the restrictive stock legend was to be removed. The term of the agreement is three years with one-year automatic renewals that are subject to minimum fee payments to the patent holder for the first and second renewal term, respectively (Note C).

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

Payroll Taxes

At December 31, 2011, the Company is delinquent with filing and remitting payroll taxes of approximately $48,000 including estimated penalties and interest related to payroll taxes withheld since April 2007. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the applicable tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Sales Taxes

At December 31, 2011, the Company is delinquent with remitting sales taxes of approximately $16,000, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the applicable tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Leases

The Company leases office space on a month to month basis in Stuart, Florida. Rent expense for the three and six months ended December 31, 2011 was $639 and $1,278, respectively. Rent expense for the three and six months ended December 31, 2010 was $1,278 and $2,545, respectively.

NOTE J - FAIR VALUE MEASUREMENT

Fair Value Measurements under GAAP clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

The carrying value of the Company’s cash, accounts receivable, prepayments, accounts payable, advances payable, convertible notes payable, and other current assets and liabilities approximate fair value because of their short-term maturity. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the unaudited condensed consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.  As of December 31, 2011, there were no financial assets or liabilities that were measured at fair value on a recurring basis.

NOTE K – SUBSEQUENT EVENTS

Since December 31, 2011, the Company has borrowed an additional $28,000 from a certain note holder.

On January 2, 2012, the Company issued an additional 17,045 shares of its common stock pursuant to the non-exclusive Purchasing Representative Agreement discussed in Note C.

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

We sell the Ionic Bulb through our wholly owned subsidiary Ionicbulb.com, Inc.  The Ionic Bulb combines the performance features of ionic air cleaning technology with those of a 10,000 hour reduced energy use compact fluorescent light bulb (CFL). The Ionic Bulb contains an air purifying microchip ion emitter that is powered by the bulb's own energy. When illuminated, the Ionic Bulb via silent emission of negative ions, helps to eliminate smoke, dust, pollen, pet dander and odors from the air within a surrounding 100 square foot area. The Ionic Bulb is designed for consumer use.  We believe the Ionic Bulb product to be a less expensive and space saving alternative to air purifiers.

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

We plan to sell Gung H2O, a patented new product that proposes to reduce water use in the average American family home.

Recent Updates

Amendments to Convertible Term Notes

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

Comparison of Three Months Ended December 31, 2011 to December 31, 2010

Results of Operations

Revenue

Our sales were $4,273 for the three months ended December 31, 2011 and $2,544 for the three months ended December 31, 2010, an increase of $1,729 or 68% which was primarily due to more orders placed by customers through Amazon.com. Sales for the three months ended December 31, 2011 and 2010 are comprised of Ionic Bulb sold directly to individual consumers who bought the Ionic Bulb on the Internet. Our revenues exclude shipping and handling fees, which we include as an offset to our shipping and handling costs. During the three months ended December 31, 2011, we made changes in our warehousing and fulfillment operations to better suit our needs for filling customer orders, which resulted in a period of time during which we stopped taking orders for the Ionic Bulb while we moved our inventory to new fulfillment and warehouse center locations and reconfigured our online sales operations. We are currently recruiting additional new sales agents for the Ionic Bulb and have hired three new sales agencies to solicit Ionic Bulb orders from their customer base that is comprised of major national retailers, specialty and regional retailers, a home shopping channel, catalog merchants, and ecommerce companies which we expect will result in increased sales of the Ionic Bulb in future periods resulting from orders they place with us. We also expect the next generation Ionic Bulb we plan to introduce, with its new more compact design for consumers’ smaller light fixtures and recessed ceiling lights and Energy Star qualification, to increase demand for the Ionic Bulb.  As of January 1, 2012, 100-watt incandescent light bulbs are no longer allowed to be sold in the U.S. in accordance with the Energy Independence and Security Act of 2007.  We are positioning the Ionic Bulb to take advantage of this change toward more energy efficient lighting products and for the trend in consumer preference that favors products that improve the quality of life and health.

Gross Profit

Our gross profit was $2,845 for the three months ended December 31, 2011 and $873 for the three months ended December 31, 2010, an increase of $1,972 or 225.9% which was primarily due to our increase in sales.  We anticipate improving our gross profit margin through the introduction of a next generation Ionic Bulb manufactured by a factory in China at a lower cost than the cost of our current model of the Ionic Bulb.

Operating Expenses

Operating expenses were $121,490 for the three months ended December 31, 2011 and $250,861 for the three months ended December 31, 2010, a decrease of $129,371 or 51.6% which was primarily due to reductions in fulfillment and warehousing costs, salaries, advertising, professional fees and consulting fees.  We incurred $15,813 and $107,479 in selling expenses during the three months ended December 31, 2011 and 2010, respectively.  Selling expenses for the three months ended December 30, 2011 were comprised of marketing expenses.  Selling expenses for the three months ended December 31, 2010 were comprised of advertising, marketing, salaries and fulfillment costs in connection with a sales and marketing campaign to generate Ionic Bulb sales orders. We anticipate increased selling expenses in the future as we increase Ionic Bulb promotional activities and plans to support sales growth. We incurred $105,677 and $143,382 in general and administrative expenses for the three months ended December 31, 2011 and 2010, respectively.

Net Loss

Our net loss increased by $488,971 or 150.5% to $813,974 for the three months ended December 31, 2011 as compared to our net loss of $325,003 for the three months ended December 31, 2010.  The increase was primarily due to the write off of our unamortized debt discount resulting from the amendment of our convertible notes payable’s original fixed conversion price of $0.0001 to the new fixed conversion price of $0.10 effective on October 12, 2011.

Our net loss per common share was $2.73 (basic and diluted) for the three months ended December 31, 2011 as compared to our net loss per common share of $14.47 for the three months ended December 31, 2010.

The weighted average number of outstanding shares was 298,659 (basic and diluted) for the three months ended December 31, 2011 as compared to 22,467 (basic and diluted) for the three months ended December 31, 2010.

Comparison of Six Months Ended December 31, 2011 to December 31, 2010

Results of Operations

Revenue

Our sales were $4,647 for the six months ended December 31, 2011 and $7,884 for the six months ended December 31, 2010, a decrease of $3,237 or 41.1% which was primarily due to changes we made in our warehousing and fulfillment operations to better suit our needs for filling customer orders, which resulted in a period of time during which we stopped taking orders for the Ionic Bulb while we moved our inventory to new fulfillment and warehouse center locations and reconfigured our online sales operations. We are currently recruiting additional new sales agents for the Ionic Bulb and have hired three new sales agencies to solicit Ionic Bulb orders from their customer base that is comprised of major national retailers, specialty and regional retailers, a home shopping channel, catalog merchants, and ecommerce companies which we expect will result in increased sales of the Ionic Bulb in future periods resulting from orders they place with us. We also expect the next generation Ionic Bulb we plan to introduce, with its new more compact design for consumers’ smaller light fixtures and recessed ceiling lights and Energy Star qualification, to increase demand for the Ionic Bulb.  As of January 1, 2012, 100-watt incandescent light bulbs are no longer allowed to be sold in the U.S. in accordance with the Energy Independence and Security Act of 2007.   We are positioning the Ionic Bulb to take advantage of this change toward more energy efficient lighting products and for the trend in consumer preference that favors products that improve the quality of life and health.

Gross Profit

Our gross profit was $2,973 for the six months ended December 31, 2011 and $3,072 for the six months ended December 31, 2010, a decrease of $99 or 3.2% which was primarily due to slightly lower average selling prices in the current six months resulting from relatively greater number of sales of 10-pack quantities of Ionic Bulbs that are priced lower than our 2-pack prices.  We anticipate improving our gross profit margin through the introduction of a next generation Ionic Bulb manufactured by a factory in China at a lower cost than the cost of our current model of the Ionic Bulb.

Operating Expenses

Operating expenses were $212,394 for the six months ended December 31, 2011 and $577,538 for the six months ended December 31, 2010, a decrease of $365,144 or 63.2% which was primarily due to reductions in fulfillment and warehousing costs, salaries, advertising, professional fees and consulting fees.  We incurred $30,798 and $245,183 in selling expenses during the six months ended December 31, 2011 and 2010, respectively.  Selling expenses for the six months ended December 30, 2011 were comprised of advertising, marketing, salaries and fulfillment costs.  Selling expenses for the six months ended December 31, 2010 were comprised of marketing expenses. We anticipate increased selling expenses in the future as we increase Ionic Bulb promotional activities and plans to support sales growth. We incurred $181,596 and $332,355 in general and administrative expenses for the six months ended December 31, 2011 and 2010, respectively.

Net Loss

Our net loss increased by $482,060 or 66.5% to $1,207,096 for the six months ended December 31, 2011 as compared to our net loss of $725,036 for the six months ended December 31, 2010.  The increase was primarily due to the write off of our unamortized debt discount resulting from the amendment of our convertible notes payable’s original fixed conversion price of $0.0001 to the new fixed conversion price of $0.10 effective on October 12, 2011.

Our net loss per common share was $4.19 (basic and diluted) for the six months ended December 31, 2011 as compared to our net loss per common share of $15.42 for the six months ended December 31, 2010.

The weighted average number of outstanding shares was 288,035 (basic and diluted) for the six months ended December 31, 2011 as compared to 47,009 (basic and diluted) for the six months ended December 31, 2010.

Liquidity and Capital Resources

Overview

As of December 31, 2011, we had a working capital deficit of $2,275,614.  As of June 30, 2011, we had a working capital deficit of $1,030,872.  Our cash position at December 31, 2011 was $745 as compared to $4,737 at June 30, 2011.  Our working capital deficit changed significantly during the six months ended December 31, 2011 due to the amortization of our debt discount and the write off of the remaining unamortized debt discount resulting from debt modifications.

Cash provided by financing activities for the six months ended December 31, 2011 and 2010 totaled $53,000 and $160,903, respectively, consisting of advances from a note holder. Cash provided by financing activities for the six months ended December 31, 2011 and 2010 totaled $132,100 and $234,903, respectively, consisting of advances from a note holder.

We expect capital expenditures to be nominal for the year ending June 30, 2012. These anticipated expenditures are for investments in property and equipment used in our business.

Financing Needs

Since our inception on December 19, 2005 to December 31, 2011, we have generated revenues of $1,410,448 and have incurred a net loss of $7,936,233. We hope to begin achieving sustainable revenues within the next 12 months, of which there can be no guarantee.  Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We may still need additional investments in order to continue operations to cash flow break even, but we cannot guarantee that we will be able to obtain such investments.  From time to time, we may receive additional funding from existing investors. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

The independent registered public accounting firm’s report on our June 30, 2011 consolidated financial statements included in our Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting, the Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2012, the Company issued 17,045 shares of its common stock as an advance fee pursuant to a non-exclusive Purchasing Representative Agreement dated March 2, 2011.

The above referenced shares were issued in a transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act, which exempts transactions of an issuer not involving a public offering.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibit No.	Description
31.1	Certification of Robert Babkie, Chief Executive Officer and Chief Financial Officer of Zevotek, Inc. pursuant to Rule 13a-14(a)
32.1	Certification of Robert Babkie, Chief Executive Officer and Chief Financial Officer of Zevotek, Inc. pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEVOTEK, INC.

February 23, 2012	/s/ Robert Babkie
Robert Babkie
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Principal Financial and Accounting Officer)