Form 10-Q
period 2012-03-31
Zevotek, Inc
filed 2012-05-21
CIK 1364208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 333-137210

ZEVOTEK, INC.
(Exact name of registrant as specified in its charter)

Delaware	05-0630427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
19 Sylvan Avenue
Second Floor
Englewood Cliffs, NJ 07632
(Address of principal executive offices)

Issuer’s telephone number:   (201) 820-0357

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 21, 2012, there were 318,794 shares of our common stock outstanding.

 Quarterly Report on Form 10-Q

Quarterly Period Ended March 31, 2012

PART 1:  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ZEVOTEK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2012	2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$17	$4,737
Accounts receivable	-	4,043
Inventory	86,113	88,323
Prepayments and other current assets	14,000	-
Total current assets	100,130	97,103

Other asset:
Licensing agreement	40,000	40,000
Total assets	$140,130	$137,103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,010,867	$774,346
Advances payable	214,173	43,823
Convertible notes payable and demand notes (net of debt discount of $0 and $814,962 as of March 31, 2012 and June 30, 2011, respectively)	1,287,569	309,806
Total current liabilities	2,512,609	1,127,975

Long term portion of convertible notes payable (net of debt discount of $0 and $106,350 as of March 31, 2012 and June 30, 2011, respectively)	-	86,080

Stockholders' deficit:
Preferred Stock, $0.00001 par value; 10,000,000 shares authorized Series A Preferred stock, $0.00001 par value; 50,000 shares designated, issued and outstanding as of March 31, 2012 and June 30, 2011	1	1
Series B Preferred stock, $0.00001 par value; 1,000,000 shares designated, issued and outstanding as of March 31, 2012 and June 30, 2011	10	10
Common stock, $0.00001 par value, 5,000,000,000 shares authorized; 318,794 and 220,810 shares issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	3	2
Treasury stock, 1 share as of March 31, 2012 and June 30, 2011	—	—
Additional paid in capital	5,704,355	5,652,172
Accumulated deficit	(8,076,848)	(6,729,137)
Total stockholders' deficit	(2,372,479)	(1,076,952)
Total liabilities and stockholders' deficit	$140,130	$137,103

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
REVENUES:
Sales	$1,488	$5,068	$6,135	$12,952

Cost of sales	536	2,514	2,210	7,326

Gross profit	952	2,554	3,925	5,626

OPERATING EXPENSES:
Selling	645	46,287	31,544	291,471
General and administrative	102,855	124,319	284,351	456,674
Total operating expense	103,500	170,606	315,895	748,145

Loss from operations	(102,548)	(168,052)	(311,970)	(742,519)

OTHER (EXPENSE):
Interest, net	(38,067)	(29,875)	(114,429)	(85,208)
Amortization of beneficial conversion feature	—	(37,544)	(921,312)	(132,780)
Total other expense	(38,067)	(67,419)	(1,035,741)	(217,988)

Net loss before provision for income taxes	(140,615)	(235,471)	(1,347,711)	(960,507)

Income taxes	—	—	—	—

NET LOSS	$(140,615)	$(235,471)	$(1,347,711)	$(960,507)

Net loss per common share, basic and fully diluted	$(0.44)	$(2.26)	$(4.52)	$(14.60)
Weighted average number of common shares outstanding, basic and fully diluted	318,419	104,117	298,090	65,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from June 30, 2010 to March 31, 2012

	Preferred stock						Common			Additional
	Series A		Series B		Common stock		Stock To	Treasury stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2010	50,000	$1	1,000,000	$10	34,719	$—	$30,000	1	$—	$4,000,804	$(5,485,025)	$(1,454,210)
Common stock issued for services rendered	—	—	—	—	29,273	—	—	—	—	235,413	—	235,413
Common stock issued for accounts payable	—	—	—	—	2,219	—	—	—	—	90,000	—	90,000
Conversion of debt and accrued interest for common stock	—	—	—	—	148,098	2	—	—	—	112,998	—	113,000
Fair value of beneficial conversion feature	—	—	—	—	—	—	—	—	—	1,137,957	—	1,137,957
Common stock issued to officers and board members	—	—	—	—	4,950	—	—	—	—	45,000	—	45,000
Common stock issued to former officers for accrued compensation	—	—	—	—	1,551	—	(30,000)	—	—	30,000	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,244,112)	(1,244,112)
BALANCE, June 30, 2011	50,000	$1	1,000,000	$10	220,810	$2	$—	1	$—	$5,652,172	$(6,729,137)	$(1,076,952)
Common stock issued for services rendered	—	—	—	—	2,500	—	—	—	—	5,000	—	5,000
Common stock issued for settlement of accrued liabilities	—	—	—	—	8,000	—	—	—	—	7,373	—	7,373
Common stock issued for purchasing representative agreement	—	—	—	—	22,045	—	—	—	—	9,250	—	9,250
Conversion of debt and interest for common stock	—	—	—	—	61,121	1	—	—	—	30,560	—	30,561
Shares issued in satisfaction of fraction shares resulting from 1 for 5,000 reverse stock split	—	—	—	—	4,318	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,347,711)	(1,347,711)
BALANCE, March 31, 2012 (unaudited)	50,000	$1	1,000,000	$10	318,794	$3	$—	1	$—	$5,704,355	$(8,076,848)	$(2,372,479)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 31, 2012 and 2011
(UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,347,711)	$(960,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered	8,750	189,186
Common stock issued for interest	39	4,050
Common stock issued to board members as remuneration	—	31,500
Amortization of beneficial conversion feature	921,312	132,780
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,043	3,353
Decrease in inventory	2,210	8,130
(Increase) decrease in prepayments and other current assets	(8,500)	17,600
Increase in accounts payable and accrued expenses	244,787	153,292
Net cash used in operating activities	(175,070)	(420,616)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable	170,350	289,903
Net cash provided by financing activities	170,350	289,903

Net decrease in cash and cash equivalents	(4,720)	(130,713)
Cash and cash equivalents, beginning of period	4,737	132,517
Cash and cash equivalents, end of period	$17	$1,804

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prior year interest	$—	$4,119
Common stock issued for settlement of accrued liabilities	$7,373	$110,000
Common stock issued as a prepayment for purchasing representative agreement	$5,500	$—
Interest transfer to convertible note	$—	$2,821
Exchange of convertible debenture for advances payable	$—	$192,430
Debt and accrued interest converted for shares of common stock	$30,522	$79,077

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ZEVOTEK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

Consideration Paid to Customers

The Company offers its customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales. No customer incentives are included in sales for the three and nine months ended March 31, 2012 and 2011.

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

Inventories consist of finished products available for sale to distributors and customers. At March 31, 2012 and June 30, 2011, finished goods inventory was $86,113 and $88,323, respectively.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, the Company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. As of March 31, 2012 and June 30, 2011, the allowance for doubtful accounts was $0.

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

Advertising

The Company charges the costs of advertising to expenses as incurred. The Company charged $0 and $10,842 to operations for the three months ended March 31, 2012 and 2011, respectively. The Company charged $1,393 and $141,895 to operations for the nine months ended March 31, 2012 and 2011, respectively.

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

As a result of implementing ASC 740, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740 did not have a material effect on the Company’s unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2012 and 2011.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standards Codification 730 "Research and Development" (“ASC 730”). Under ASC 730, all research and development costs must be charged to expense as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for three and nine months ended March 31, 2012 and 2011, respectively.

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

Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants would have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Potentially dilutive shares of common stock realizable from the conversion of the Company’s convertible debentures of 146,437,488 and 3,898,973,401 shares, respectively at March 31, 2012 and 2011, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Reclassifications

Certain reclassifications have been made in prior period's unaudited condensed consolidated financial statements to conform to classifications used in the current period.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its consolidated financial condition or the results of its operations.

NOTE B - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2012, the Company incurred net losses of $140,615 and $1,347,711, respectively. At March 31, 2012, the Company had a working capital deficit of $2,412,479 (current liabilities exceeded current assets) and accumulated deficit of $8,076,848. The Company is in default of principal and accrued interest on certain convertible notes payable.

The Company cannot predict whether any additional financing will be available in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due, or respond to competitive pressures and could require it to curtail or cease its operations, any of which circumstances would have a material adverse effect on its business, prospects, financial conditions and result of operations. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

On March 2, 2011, the Company and the Ionic Bulb patent holder entered into a non-exclusive Purchasing Representative Agreement whereby the patent holder agreed to introduce the Company to a new third party manufacturer that will produce a next generation version of the Ionic Bulb with new features and improved manufacturing cost. Additionally, the patent holder affirmed his obligation to defend against patent infringement. The Company agreed to pay patent holder a fixed amount per Ionic Bulb ordered from the new manufacturer. As agreed by both parties, the Company made an advance fee payment by issuance of 5,000 shares of the Company’s restricted stock which was valued at $5,500 and is included in prepayments as of March 31, 2012 and an additional 17,045 shares of common stock valued at $3,750 as a result of a decline in market price and charged to operations. The value of the restricted shares applied to payment of the fees was based upon the average closing price of the Company's common stock for the ten trading days preceding the date on which the restrictive stock legend was to be removed. The term of the agreement is three years with one-year automatic renewals that are subject to minimum fee payments to the patent holder for the first and second renewal term, respectively.

NOTE D- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	March 31, 2012 (unaudited)	June 30, 2011
Accounts payable	$28,701	$10,867
Accrued professional fees	349,245	225,163
Accrued payroll and payroll taxes	122,789	161,649
Old disputed accounts payable	160,756	160,756
Accrued interest	295,319	183,507
Other accrued liabilities	54,057	32,404
Total	$1,010,867	$774,346

NOTE E – ADVANCES PAYABLE

As of March 31, 2012 and June 30, 2011, the Company owed $214,173 and $43,823 to a note holder and a lender, respectively, for cash advanced to the Company for operating purposes. The advances accrue interest at 10% per annum and are repayable on demand.

NOTE F - CONVERTIBLE NOTES PAYABLE AND DEMAND NOTES

	March 31, 2012 (unaudited)	June 30, 2011
Notes Payable:
Convertible term note (a)	$923	$923
Convertible term note (b)	1,923	1,923
Convertible term note (c)	50,000	50,000
Convertible term note (d)	2,497	2,497
Convertible term note (e)	226	25,174
Convertible term note (f)	11,132	11,132
Convertible term note (g)	26,420	30,920
Convertible term note (h)	192,430	192,430
Convertible term note (i)	34,141	34,141
Convertible term note (j)	22,350	22,530
Convertible term note (k)	945,527	945,527
	1,287,569	1,317,197
Less: unamortized discount on debt	—	(921,311)
	1,287,569	395,886
Less: current portion	(1,287,569)	(309,806)
Long term debt	$—	$86,080

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

e)
On March 9, 2009, the Company entered into convertible term notes bearing interest at 10% per annum with a maturity date of March 9, 2011. The notes were amended on January 8, 2011 to extend the maturity date to January 8, 2012. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.10 per share (see below). The Company is in default of payment of principal and interest on the note and the Company is in discussions with the note holder about amending the conversion terms to cure the default

f)
Of the convertible term notes entered into on May 14, 2008, certain notes having a principal amount of $11,132 as of March 31, 2012 and 2011 were not amended with respect to their conversion price and, at any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.001 per share. The Company is in default of payment of principal and interest on the note and the Company is in discussions with the note holder about amending the conversion terms to cure the default.

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

On October 12, 2011, the Company entered into amendment agreements with certain holders of its outstanding convertible promissory notes, ((e) and (g) through (k) above), in order to amend certain terms contained therein.  The Company amended its (i) 10% convertible promissory note in the original principal amount of $192,430 dated as of August 6, 2010 and (ii) its 10% convertible promissory note in the original principal amount of $945,527 dated as of May 10, 2011, in order to (a) amend the conversion price to $0.10, (b) add a “Most Favored Nations Provision” to allow for adjustment of such conversion price in the event of certain lower priced issuances of the Company’s securities and (c) include a provision prohibiting the conversion of such note in the event conversion would require the Company to issue shares of common stock in excess of its then authorized but unissued shares.  The Company amended its (i) 10% convertible promissory note in the original principal amount of $26,225 dated as of January 8, 2009, (ii) its 10% convertible promissory note in the original principal amount of $41,728 dated as of January 8, 2009; (iii) its 10% convertible promissory note in the original principal amount of $72,471 dated as of March 9, 2009, (iv) its 10% convertible promissory note in the original principal amount of $41,500 dated as of March 9, 2009 and (v) its 10% convertible promissory note in the original principal amount of $44,000 dated as of July 28, 2009 in order to (a) amend the conversion price to $0.10 and (b) add a “Most Favored Nations Provision” to allow for adjustment of such conversion price in the event of certain lower priced issuances of the Company’s securities. Because the changes in fair values of the conversion options were greater than 10% of the carrying value of the original debts, the transactions qualified under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and determined to be substantial. As a result, the Company wrote off the remaining unamortized debt discount totaling $624,004 at December 31, 2011.

During the three and nine months ended March 31, 2012, amortization related to the beneficial conversion feature on the convertible notes was $0 and $921,312, respectively.

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

During the nine months ended March 31, 2012, the Company issued 10,500 shares of common stock, valued at $12,373 for services and accrued expenses.

During the nine months ended March 31, 2012, the Company issued 22,045 shares of common stock, valued at $9,250 for a non-exclusive Purchasing Representative Agreement (Note C).

During the nine months ended March 31, 2012, the Company converted debt and accrued interest of $30,561 into 61,121 shares of common stock based upon the Notes’ conversion prices.

During the nine months ended March 31, 2012, the Company issued 4,318 shares of common stock in satisfaction of fraction shares resulting from the 1 for 5,000 reverse stock split.

As of March 31, 2012 and June 30, 2011, there were 318,794 and 220,810 shares of common stock issued and outstanding, respectively.

Treasury Stock

As of March 31, 2012 and June 30, 2011, the Company had 1 share of common stock held in treasury, which was carried at $0 based on a $0.00001 par value.

NOTE H - STOCK OPTIONS AND WARRANTS

During the nine months ended March 31, 2012 and 2011, the Company did not issue any stock warrants or options. As of March 31, 2012, there are no outstanding stock warrants or options.

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

On March 2, 2011, the Company and the Ionic Bulb patent holder entered into a non-exclusive Purchasing Representative Agreement whereby the patent holder agreed to introduce the Company to a new third party manufacturer that will produce a next generation version of the Ionic Bulb with new features and improved manufacturing cost. Additionally, the patent holder affirmed his obligation to defend against patent infringement. The Company agreed to pay patent holder a fixed amount per Ionic Bulb ordered from the new manufacturer. As agreed by both parties, the Company made an advance fee payment by issuance of 5,000 shares of the Company’s restricted stock which was valued at $5,500 and is included in prepayments as of March 31, 2012 and an additional 17,045 shares of common stock valued at $3,750 as a result of a decline in market price and charged to operations. The value of the restricted shares applied to payment of the fees was based upon the average closing price of the Company's common stock for the ten trading days preceding the date on which the restrictive stock legend was to be removed. The term of the agreement is three years with one-year automatic renewals that are subject to minimum fee payments to the patent holder for the first and second renewal term, respectively (Note C).

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

Payroll Taxes

At March 31, 2012, the Company is delinquent with filing and remitting payroll taxes of approximately $49,000 including estimated penalties and interest related to payroll taxes withheld since April 2007. The Company has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheets. Although the Company has not entered into any formal repayment agreements with the applicable tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Sales Taxes

At March 31, 2012, the Company is delinquent with remitting sales taxes of approximately $16,000, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. The Company has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although the Company has not entered into any formal repayment agreements with the applicable tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Leases

The Company leased office space on a month to month basis in Stuart, Florida. Rent expense for the three and nine months ended March 31, 2012 was $636 and $1914, respectively. Rent expense for the three and nine months ended March 31, 2011 was $1,072 and $3,617, respectively.

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

The carrying value of the Company’s cash, accounts receivable, prepayments, accounts payable, advances payable, convertible notes payable, and other current assets and liabilities approximate fair value because of their short-term maturity. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the unaudited condensed consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.  As of March 31, 2012, there were no financial assets or liabilities that were measured at fair value on a recurring basis.

NOTE K – SUBSEQUENT EVENTS

Since March 31, 2012, the Company has borrowed $30,000 as an advance from a certain lender.

On May 17, 2012, the Company issued a convertible promissory note to an investor as repayment for $10,000 advanced to the Company on March 19, 2012. The note matures on March 19, 2014 and accrues interest at an annual rate of ten percent (10%). The note is payable in full on the maturity date unless previously converted into shares of the Company’s common stock at a conversion price of $0.10 per share, as may be adjusted.

On May 7, 2012, Mr. Jason Ryu was appointed as Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director due to the resignation of Mr. Robert Babkie on March 19, 2012. Prior to his appointment, the Company entered into a certain Exclusive License and Sales Agreement and a Purchasing Representative Agreement with Mr. Ryu as fully discussed in Note I.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report.  Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements”.  The statements, which are not historical facts contained in this Report, including this Management’s discussion and analysis of financial condition and results of operation, and notes to our unaudited condensed consolidated financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, our expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the Securities and Exchange Commission.

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

Company History

We were organized on March 19, 2005 under the state laws of Delaware with an original name of “The Diet Coffee Company.” On March 1, 2006, we amended our Certificate of Incorporation and changed our name from “The Diet Coffee Company, Inc.” to “Diet Coffee, Inc.” On June 25, 2008, we changed our name to “Zevotek, Inc.” Our principal executive offices are located at 19 Sylvan Avenue, Second Floor, Englewood Cliffs, NJ 07632. Our telephone number is (201) 820-0357

Company Overview

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

Recent Updates

On March 19, 2012, Robert Babkie resigned as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director and on May 7, 2012, Jason Ryu was appointed as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.  Mr. Ryu and the Company are a party to that certain Exclusive License and Sales Agreement dated as of February 24, 2009 pursuant to which Mr. Ryu granted the Company a worldwide exclusive license to manufacture, market, use, sell, distribute and advertise the Ionic Bulb.  In consideration for the license, the Company issued Mr. Ryu 500 shares of common stock.  Under the February 2009 Agreement, the Company also retained Mr. Ryu as a non-exclusive independent contractor sales representative to obtain purchase orders of the licensed products on behalf of the Company.  Mr. Ryu and the Company are also parties to that certain non exclusive Purchasing Representative Agreement dated as of March 2, 2011 pursuant to which Mr. Ryu would identify certain manufacturers of the Ionic Bulb in consideration for 5,000 shares of the Company’s common stock, valued at $5,500, which represents a prepayment of Mr. Ryu’s fee based on his right to receive payments based on the Company’s purchase cost of the Ionic Bulb from the identified manufacturers. As a result of a decline in market price, Mr Ryu received an additional 17,045 shares of the Company’s common stock, valued at $3,750, which was charged to operations.

Comparison of Three Months Ended March 31, 2012 to March 31, 2011

Results of Operations

Revenue

Our sales were $1,488 for the three months ended March 31, 2012 and $5,068 for the three months ended March 31, 2011, a decrease of $3,580 or 70.6% which was primarily due to our sales for the three months ended March 31, 2012 being generated through orders placed by customers at Amazon.com as compared to our sales for the three months ended March 31, 2011 being primarily generated through orders placed by customers in response to our TV airings of the one-minute versions of our Ionic Bulb ads.

Gross Profit

Our gross profit was $952 for the three months ended March 31, 2012 and $2,554 for the three months ended March 31, 2011, a decrease of $1,602 or 62.7% which was primarily due to our decrease in sales.

Operating Expenses

Operating expenses were $315,895 for the three months ended March 31, 2012 and $748,145 for the three months ended March 31, 2011, a decrease of $432,250 or 57.8% which was primarily due to reductions in fulfillment and warehousing costs, salaries, advertising, professional fees and consulting fees.  We incurred $31,544 and $291,471 in selling expenses during the three months ended March 31, 2012 and 2011, respectively.  Selling expenses for the three months ended March 31, 2012 were comprised of advertising, marketing, salaries and fulfillment costs.  Selling expenses for the three months ended March 31, 2011 were comprised of advertising and marketing costs in connection with a sales and marketing campaign to generate Ionic Bulb retail orders.  We incurred $284,351 and $456,674 in general and administrative expenses for the three months ended March 31, 2012 and 2011, respectively.

Net Loss

Our net loss decreased by $94,856 or 40.3% to $140,615 for the three months ended March 31, 2012 as compared to our net loss of $235,471 for the three months ended March 31, 2011.  The decrease was primarily due to the $67,106 reduction in operating expenses and the $37,544 a reduction in the amortization of beneficial conversion feature expense associated with our convertible notes payable.

Our net loss per common share was $0.44 (basic and diluted) for the three months ended March 31, 2012 as compared to our net loss per common share of $2.26 for the three months ended March 31, 2011.

The weighted average number of outstanding shares was 318,419 (basic and diluted) for the three months ended March 31, 2012 as compared to 104,117 (basic and diluted) for the three months ended March 31, 2011.

Comparison of Nine Months Ended March 31, 2012 to March 31, 2011

Results of Operations

Revenue

Our sales were $6,135 for the nine months ended March 31, 2012 and $12,952 for the nine months ended March 31, 2011, a decrease of $6,817 or 52.6% which was primarily due to our sales for the nine months ended March 31, 2012 being generated through orders placed by customers at Amazon.com as compared to our sales for the nine months ended March 31, 2011 being primarily generated through orders placed by customers in response to our TV airings of our Ionic Bulb ads.

Gross Profit

Our gross profit was $3,925 for the nine months ended March 31, 2012 and $5,626 for the nine months ended March 31, 2011, a decrease of $1,701 or 30.2%, which was primarily due to our decrease in sales.

Operating Expenses

Operating expenses were $315,896 for the nine months ended March 31, 2012 and $748,145 for the nine months ended March 31, 2011, a decrease of $432,249 or 57.8% which was primarily due to reductions in fulfillment and warehousing costs, salaries, advertising, professional fees and consulting fees.  We incurred $31,544 and $291,471 in selling expenses during the nine months ended March 31, 2012 and 2011, respectively.  Selling expenses for the nine months ended March 31, 2012 were comprised of advertising, marketing, salaries and fulfillment costs.  Selling expenses for the nine months ended March 31, 2011 were comprised of advertising and marketing costs in connection with a sales and marketing campaign to generate Ionic Bulb retail orders.  We incurred $284,352 and $456,674 in general and administrative expenses for the nine months ended March 31, 2012 and 2011, respectively.

Net Loss

Our net loss increased by $387,204 or 40.3% to $1,347,711 for the nine months ended March 31, 2012 as compared to our net loss of $960,507 for the nine months ended March 31, 2011.  The increase was primarily due to the write off of our unamortized debt discount resulting from the amendment of our convertible notes payable’s original fixed conversion price of $0.0001 to the new fixed conversion price of $0.10 effective on October 12, 2011, which was partially offset by our $432,249 reduction in operating expense in the nine months ended March 31, 2012 and as compared to the nine months ended March 31, 2011.

Our net loss per common share was $4.52 (basic and diluted) for the nine months ended March 31, 2012 as compared to our net loss per common share of $14.60 for the nine months ended March 31, 2011.

The weighted average number of outstanding shares was 298,090 (basic and diluted) for the nine months ended March 31, 2012 as compared to 65,767 (basic and diluted) for the nine months ended March 31, 2011.

Liquidity and Capital Resources

Overview

As of March 31, 2012, we had a working capital deficit of $2,412,479.  As of June 30, 2011, we had a working capital deficit of $1,030,872.  Our cash position at March 31, 2011 was $17 as compared to $4,737 at June 30, 2011.  Our working capital deficit changed significantly during the nine months ended March 31, 2012 due to the $236,521 increase in accounts payable and accrued expenses, the $170,350 of additional funds advanced to us for operating purposes and the $624,004 write off of the remaining unamortized debt discount resulting from debt modifications during the second quarter ended December 31, 2011.

Cash provided by financing activities for the nine months ended March 31, 2012 and 2011 totaled $170,350 and $289,903, respectively, consisting of advances of funds for our operating purposes.

We expect capital expenditures to be nominal for the year ending June 30, 2012. These anticipated expenditures are for investments in property and equipment used in our business.

Financing Needs

Since our inception on December 19, 2005 to March 31, 2012, we have generated revenues of $1,411,936 and have incurred a net loss of $8,076,848. We hope to begin achieving sustainable revenues within the next 12 months, of which there can be no guarantee.  Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We may still need additional investments in order to continue operations to cash flow break even, but we cannot guarantee that we will be able to obtain such investments.  From time to time, we may receive additional funding from existing investors. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Inflation

The effect of inflation on our revenue and operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

Off Balance Sheet Arrangements

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2012.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting, the Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

The primary change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting is that on March 19, 2012, Robert Babkie resigned as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director and on May 7, 2012, Jason Ryu was appointed as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS COMPANY UPDATE

None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

The Company is in default under the terms of all, except one of its outstanding promissory notes, which have an aggregate principal amount of $1,095,138 as of their respective issuance dates. As of May 21, 2012, the Company owes $1,244,541 in principal and interest under the terms of the notes. The Company and the note holders are in discussions.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On May 17, 2012, the Company issued a convertible promissory note to an investor as repayment for $10,000 advanced to the Company on March 19, 2012.  The note matures on March 19, 2014 and accrues interest at an annual rate of ten percent (10%). The note is payable in full on the maturity date unless previously converted into shares of the Company’s common stock at a conversion price of $0.10 per share, as may be adjusted. A form of the note is attached to this Quarterly Report as Exhibit 10.1.

ITEM 6 – EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer of Zevotek, Inc. pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Zevotek, Inc. pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
10.1	Form of Convertible Promissory Note
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEVOTEK, INC.

May 21, 2012	/s/ Jason Ryu
Jason Ryu
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Principal Financial and Accounting Officer)