Form 10-K
period 2012-06-30
Zevotek, Inc
filed 2012-11-14
CIK 1364208

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________________________________

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________.

Commission File No. 333-137210

ZEVOTEK, INC.
(Exact name of issuer as specified in its charter) (Exact name of registrant as specified in its charter)

Delaware	05-0630427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Sylvan Avenue, Second Floor, Englewood Cliffs, New Jersey	07632
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 820-0357

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.00001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2012, (based on the closing sale price of $0.12 per share of the registrant’s common stock, as reported on the Over the Counter Bulletin Board on that date) was approximately $38,200.  Common stock held by each officer and director and by each person known to the registrant to own five percent or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At November 14, 2012, the registrant had outstanding 335,527 shares of common stock, par value $.00001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized.  Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel.  These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Except for historical information, this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

ITEM 1.        BUSINESS.

We were organized on March 19, 2005 under the state laws of Delaware with an original name of “The Diet Coffee Company.” On March 1, 2006, we amended our Certificate of Incorporation and changed our name from “The Diet Coffee Company, Inc to Diet Coffee, Inc.  On June 25, 2008, we changed our name to Zevotek, Inc.  We market and sell innovative personal and home care items.

On September 26, 2011, we filed a Certificate of Amendment to the its Certificate of Incorporation in order to effect a reverse split on the outstanding shares of our common stock on a one for 5,000 basis (the “Reverse Split”).  All per share numbers in this Annual Report on Form 10-K are reflective of the Reverse Split and all references in the accompanying audited consolidated financial statements and notes there to have been retroactively restated to reflect the Reverse Split.

Overview of Business

Before February 24, 2009, we had been engaged in the direct marketing and distribution of consumer products.    On February 24, 2009, we had entered into an Exclusive License and Sales Agreement giving us the worldwide rights to manufacture, market, use, sell, distribute and advertise an air purifier that was contained in an energy saving compact fluorescent light bulb named the Ionic Bulb.  We had marketed the Ionic Bulb through TV infomercials, our website newionicbulb.com, Amazon.com and a consumer catalog.

On December 10, 2010, we entered into an Exclusive License and Sales Agreement which gave us the worldwide rights to develop, manufacture, market, use, sell, distribute and advertise a U.S. patented new product named “Gung H2O” that reduced water use in the home.

Products

Ionic Bulb.  The Ionic Bulb is an air-purifying product.  The air-purifying component of the Ionic Bulb is placed in the base of a compact fluorescent light “CFL” bulb and consists of electronics and a spout through which negative ions produced by the air-purifying component are dispersed into the air.  The electricity used to operate the air-purifying component also lights the CFL bulb to illuminate a room in the same manner as ordinary CFL bulbs.

We sold the Ionic Bulb through our wholly owned subsidiary Ionicbulb.com, Inc.  The Ionic Bulb combined the performance features of ionic air cleaning technology with those of a 10,000 hour reduced energy use compact fluorescent light bulb (CFL).  The Ionic Bulb contained an air purifying microchip ion emitter that is powered by the bulb’s own energy.  The Ionic Bulb was designed for use in any U.S. home.  When illuminated, the Ionic Bulb via silent emission of negative ions had helped to eliminate smoke, dust, pollen, pet dander and odors from the air within a surrounding 100 square foot area.  The Ionic Bulb was designed for consumer use.  We had believed the Ionic Bulb product to be a less expensive and space saving alternative to air purifiers.

We have currently stopped working on the sales of the Ionic Bulb. At present, we are working on upgrading the bulb. The new ionic bulb will be made with a LED light, and will no longer use fluorescent light.

Gung H20.  Gung H20 was a patented plumbing valve that is installed in the traditional gravity toilet tank of a non-low flow toilet.  The Gung H20 valve regulated the amount of water used to fill and flush a toilet.  The valve was adjustable to enable the toilet to use more or less water as desired.  The Gung H20 valve enabled a traditional non-low flow toilet to use less water to achieve the equivalent level of flushing power of a non-low flow toilet.

After we tried to market the Gung H2O, we went back to the inventors to make changes due to feedback from the public. After the inventors make the desired changes we hope to market the product sometime in the second to third quarter of 2013.

Our chief executive officer, Jason Ryu has a history of being an innovator. We expect that he will bring a number of products on board in the upcoming year and believe Zevotek will be able to garner revenue from these products. We expect to release some of these products in the very near future. We are either waiting to put the finishing touches or most importantly file the proper patents in order to bring the greatest value to our stockholders.

Sales and Marketing

We plan to market our products once the development stage has been completed through TV Infomercials, on our website www.newionicbulb.com, and through a consumer catalog.  We have agreements with several sales agencies who market the Ionic Bulb to major U.S. retail, regional retail and specialty stores and distributors.

Manufacturing and Distribution

We are seeking a manufacturer who can economically produce the new Ionic Bulb and the Gung H20 product.  We may find a U.S. manufacturer for the Gung H20 product.

License Agreements, Trademarks and Patents

On February 24, 2009, Zevotek entered into an Exclusive License and Sales Agreement whereby Zevotek obtained worldwide exclusive rights to manufacture, market use, sell, distribute and advertise certain licensed products.  The license is on a year to year basis with automatic renewal and is subject to becoming non-exclusive should Zevotek fail to files all quarterly and annual reports by due dates, inclusive of allowable extensions.  In exchange for the exclusive license, Zevotek issued 500 shares of its common stock to Jason Ryu.

On March 2, 2011, Zevotek and the Ionic Bulb patent holder entered into a non-exclusive Purchasing Representative Agreement whereby the patent holder shall introduce Zevotek to a new third party manufacturer that will produce a next generation version of the Ionic Bulb with new features and improved manufacturing cost.  Additionally, the patent holder affirms his obligation to defend against patent infringement.  Zevotek shall pay patent holder a fixed amount per Ionic Bulb ordered from the new manufacturer.  Zevotek agreed to make an advance fee payment by issuance of 5,000 shares of Zevotek’s restricted stock.  The value of the restricted shares applied to payment of the fees is to be based upon the average closing price of Zevotek’s common stock for the ten trading days preceding the date on which the restrictive stock legend may be removed.  The term of the agreement is three years with one-year automatic renewals that are subject to minimum fee payments to the patent holder for the first and second renewal term, respectively.

Patents and Trademarks

On April 2, 2005, Mr. Ryu (and Mr. Chang Min Lee the co-inventor) filed U.S. Patent Application No. 11/097,767 (Publication No. 20006/0078460) entitled “Anion General for Incorporation into Lighting Apparatuses and Other Appliances” with the U.S. Patent and Trademark Office (“U.S.PTO”).  The initial application was rejected on various grounds.  Mr. Ryu filed a response and amendment to the initial application with the U.S.PTO on September 9, 2007.  Mr. Ryu filed a continuation-in-part (CIP) application on August 7, 2008, Serial No. 12/221,908, which claims the benefit of No. 11/097,767, now abandoned.  The CIP application adds some new enhancements to the bulb design that further distinguish the invention over the prior art.  As of the date of this Annual Report, the CIP is pending and has not yet been examined.  We cannot offer any assurance that the application will ultimately be approved by the U.S.PTO..  In addition, there is an international patent application on file under the Patent Cooperation Treaty (PCT), No PCT/KR2005/002997 (Publication No. WO/2006/031036) entitled Negative Ion Emission Lamp.

A divisional application, Serial No. 11/820,915, was filed and a patent has been granted.  It is directed to an ionic air-purifying device in an appliance such as a fan (rather than in a CFL light bulb).

Notwithstanding Mr. Ryu’s and our efforts to protect proprietary rights in the Ionic Bulb, existing trade secret, copyright, and trademark laws afford only limited protection.  Further, the assignment of the U.S. Patent Application by the co-inventor has not been perfected by filing with the U.S.PTO.  Until such time as this filing is perfected, it is possible that the co-inventor could license the Ionic Bulb to another party.  Despite our efforts to protect our proprietary rights and other intellectual property, unauthorized parties may attempt to copy aspects of our products, obtain and use information that we regard as proprietary or misappropriate our copyrights, trademarks, trade dress, and similar proprietary rights.  In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States.  Our means of protecting our proprietary rights may not be adequate.  In addition, our competitors might independently develop similar technology or duplicate our products or circumvent any patents or our other intellectual property rights.

Competition

The air purifier market in which the Ionic Bulb competes is subject to competition since new products and sellers enter the market and compete for consumer dollars.  We have not yet achieved a market share, nor do we have a long operating history or large customer base.  Our products compete with other air purifier products that are sold over the Internet, through catalogs and in retail and specialty stores.  Our Ionic Bulb was competing with other products for placement on retail store shelves.  Retail store buyers had been presented with many new products and choose products they want to place on their stores” shelves.  Our Ionic Bulb competed with other products, including products that are wholly unrelated to air purifiers, for selection by retail store buyers.  Maintaining and gaining market share depends heavily on selection by retail store buyers of our Ionic Bulb product and, with respect to competition with other the air purifiers, the differentiation of our Ionic Bulb’s features, further product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches.

The Gung H20 product is to be sold in the market for products that reduce water consumption from toilet usage and is subject to competition since new products and sellers enter the market and compete for consumer dollars.  We have not yet achieved a market share, nor do we have a long operating history or large customer base.  Our products compete with other wastewater saving products that are sold by retailers, over the Internet and through catalogs.  We expect that Gung H20 will face competition with other products for placement on retail store shelves.  Retail store buyers are presented with many new products and choose products they want to place on their stores” shelves.  Maintaining and gaining market share depends heavily on selection by retail store buyers of our Gung H20 product and, with respect to competition with other the water saving products, the differentiation of our Gung H20’s features, further product development and enhancement, pricing, quality, performance, packaging and availability, brand name recognition, patents, and marketing and distribution approaches.

Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of the Ionic Bulb and Gung H20, such as those we plan to sell, are subject to regulation by one or more federal agencies, principally the Federal Trade Commission, or FTC, and to a lesser extent the Consumer Product Safety Commission.  Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States.  Among other matters, regulation by the FTC covers product safety and claims made with respect to a product’s ability to provide health-related benefits.

Federal agencies, primarily the FTC, have a variety of procedures and enforcement remedies available to them, including the following:

●	Initiating investigations;

●	Issuing warning letters and cease and desist orders;

●	Requiring corrective labeling or advertising;

●	Requiring consumer redress, such as requiring that a company offer to repurchase products;

●	Previously sold to consumers;

●	Seeking injunctive relief or product seizures;

●	Imposing civil penalties; or

●	Commencing civil action and/or criminal prosecution.

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

The sale of our products in countries outside the United States is regulated by the governments of those countries.  We are currently attempting to market our products outside of the United States.  Zevotek’s plans to commence sales in those countries may be prevented or delayed by such regulation.  While compliance with such regulation will generally be undertaken by international distributors, we may assist with such compliance and in certain cases may be liable if a distributor fails to comply.

We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect such additional regulation, when and if it occurs, would have on our business in the future.  Such additional regulation could require, however, any or all of the actions listed below, which could have a material adverse effect on our operations:

●	The reformulation of certain products to meet new standards;

●	The recall or discontinuance of certain products;

●	Additional record keeping;

●	Expanded documentation of the properties of certain products;

●	Revised, expanded or different labeling; or

●	Additional scientific substantiation.

Key Personnel

Our future financial success depends to a large degree upon the personal efforts of our key personnel.  In our formative period, Jason Ryu, our chief executive officer, president, and chief financial officer, will play the major role in securing the services of those persons who can develop our business strategy and technology upon receipt of sufficient funds to pay for such services either through receipt of funds from borrowing or sales of our common stock.  While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed.  We do not have an employment contract with Mr. Ryu.

We Need To Hire Specialized Personnel

Although we are committed to the continued development and growth of our business, we will need to engage specialized key personnel to assist Zevotek in the execution of our business model, inasmuch as Jason Ryu, our chief executive officer, does not possess the requisite level of expertise to perform such functions.  It is possible that we will not be able to locate and hire such specialized personnel on acceptable terms.

Adequacy of Working Capital

We hope to generate sufficient capital to fund our business plan through continuing to issue convertible notes to our current note holders and issuance of common stock through a private placement .  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities,” and “Business.”  However, if our efforts are unsuccessful or do not generate sufficient cash to fund our anticipated operations, we still intend to proceed with our proposed business plan and we may try to raise what we feel is sufficient working capital for our current business plan, by means of a private placement or registered public offering of our shares.  If we are not able to raise additional capital through the sale of our shares or if we are unsuccessful in our other financing efforts, we would not be able to continue and our business would fail.  At the time of this Report, we are currently offering through a private placement shares of our common stock in order to raise needed capital.  In the future, we may raise additional capital though equity or debt offerings.

The Financial Results for Zevotek May Be Affected by Factors Outside of Our Control

Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control.  Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from projections.  We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall.  Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

We believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

Employees

As of the date of this Report, Zevotek does not have any employees.  We do not currently anticipate that we will hire any employees in the next six months.  However, as our operations expand, we will employ the persons that we may need.  We do not feel that we would have any difficulty in locating needed help.

From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development.  We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified managerial personnel.

ITEM 1A.     RISK FACTORS.

Not applicable.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.        PROPERTIES.

The principal executive offices of Zevotek are located at 19 Sylvan Avenue, Second Floor, Englewood Cliffs, New Jersey.  We do not own any property.

ITEM 3.        LEGAL PROCEEDINGS.

Metacomet Company, LLC v.  Zevotek, Inc., Case No. 3:10CV1754 (MRK), United States District Court, District of Connecticut.  On or about May 2010, an alleged assignee (the “Assignee”) of certain convertible promissory notes, commenced an action by the filing of a summons and complaint against Zevotek alleging a failure to comply with its demands to convert principal and interest under Zevotek’s promissory notes in Zevotek common stock..  The parties entered into a stipulation of settlement resolving this action on November 4, 2010, and a final judgment and injunction were entered on November 12, 2010, pursuant to which Zevotek agreed to issue stock once a month to the Assignee until it issued a total of 36,400 shares of common stock, which had been fully satisfied as of June 30, 2011.

Other than as discussed above, we are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation.  We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of the date of this Report, the shares of our common stock are quoted for sale on the OTCBB under the symbol “ZVTK.”  We currently have 335,527 shares of our common stock issued and outstanding, which are held of record and beneficially owned by approximately 65 stockholders.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

The following table sets forth, taking into consideration the one for one for 5,000 reverse split of our common stock which occurred on October 26, 2011, the high and low bid prices for our common stock on the OTCBB as reported by various Bulletin Board market makers.  These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.'

	High	Low
Quarter Ended:
September, 2010	$150.00	$40.00
December 31, 2010	$70.00	$3.00
March 31, 2011	$32.50	$4.00
June 30, 2011	$7.50	$2.00

September 30, 2011	$3.50	$0.50
December 31, 2011	$2.00	$0.001
March 31, 2012	$0.64	$0.06
June 30, 2012	$0.12	$0.10

Dividends

We have not paid or declared any dividends on our common stock, nor do we anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future.  Any future dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, if any, our financial requirements for future operations and growth, and other facts as our board of directors may then deem appropriate.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans as of the date of this Report.

Recent Sales of Unregistered Securities

Since June 30, 2011, we have issued 114,717 shares of our common stock, as follows:

●	On July 6, 2011, we issued 8,000 shares to Serendipity Private Equity Fund in payment of principal and interest due on unregistered, unsecured convertible promissory notes in the amount of $4,000.

●	On July 7, 2011, we issued 9,000 shares to Steinhoff Resources in payment of principal and interest due on unregistered, unsecured convertible promissory notes in the amount of $4,500.

●	On July 8, 2011, we issued 9,000 shares to Interstellar Holdings in payment of principal and interest due on unregistered, unsecured convertible promissory notes in the amount of $4,500.

●	On July 13, 2011, we issued 10,000 shares to Steinhoff Resources in payment of principal and interest due on unregistered, unsecured convertible promissory notes in the amount of $5,000.

●	On July 14, 2011, we issued 8,000 shares to Serendipity Private Equity Fund in payment of principal and interest due on unregistered, unsecured convertible promissory notes in the amount of $4,000.

●	On July 25, 2011, we issued 7,821 shares to Serendipity Private Equity Fund in payment of principal and interest due on unregistered, unsecured convertible promissory notes in the amount of $3,911.

●	On July 26, 2011, we issued 9,300 shares to Steinhoff Resources in payment of principal and interest due on unregistered, unsecured convertible promissory notes in the amount of $4,650.

●	On August 5, 2011, we issued 2,500 shares to Lance Stephens in exchange for consulting services for a value of $3,750.

●	On August 5, 2011, we issued 2,500 shares to Kurt Streams in exchange for consulting services for a value of $3,750.

●	On August 5, 2011, we issued 2,500 shares to Sarah P. Young in exchange for consulting services for a value of $3,750.

●	On September 23, 2011, we issued 5,000 shares to Jason Ryu in exchange for consulting services for a value of $35,000.

●	On September 26, 2011 , we issued 4,318 shares in satisfaction of fractional shares resulting from a 1 to 5,000 reverse stock split.

●	On October 4, 2011, we issued 1,000 shares to Lance Stephens in exchange for consulting services for a value of $1,000.

●	On October 4, 2011, we issued 1,000 shares to Kurt Streams in exchange for consulting services for a value of $1,000.

●	On October 4, 2011, we issued 1,000 shares to Sarah P. Young in exchange for consulting services for a value of $1,000.

●	On February 2, 2012, we issued 17,045 shares to Jason Ryu in exchange for consulting services for a value of $3,750.

●	On May 25, 2012, we issued 16,733 shares to Interstellar in payment of principal and interest due on unregistered, unsecured convertible promissory notes in the amount of $1,673.

The issuances above have been adjusted to reflect the reverse split of Zevotek’s outstanding common stock on a one for 5,000 basis.

Any securities issued by Zevotek bear the following legend:

THE SECURITIES REPRESENTED BY THIS INSTRUMENT OR DOCUMENT HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAW OF ANY STATE.  WITHOUT SUCH REGISTRATION, SUCH SECURITIES MAY NOT BE SOLD, PLEDGED, HYPOTHECATED OR OTHERWISE TRANSFERRED EXCEPT UPON DELIVERY TO ZEVOTEK OF AN OPINION OF COUNSEL SATISFACTORY TO ZEVOTEK THAT REGISTRATION IS NOT REQUIRED FOR SUCH TRANSFER OR THE SUBMISSION TO ZEVOTEK OF SUCH OTHER EVIDENCE AS MAY BE SATISFACTORY TO ZEVOTEK TO THE EFFECT THAT ANY SUCH TRANSFER SHALL NOT BE IN VIOLATION OF THE SECURITIES ACT OF 1933, AS AMENDED, THE SECURITIES LAW OF ANY STATE, OR ANY RULE OR REGULATION PROMULGATED THEREUNDER.

The issuances of all our shares of common stock as above described were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.  All of the investors took or will take their securities for investment purposes without a view to distribution and had or have had access to information concerning Zevotek and our business prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the purchase of the shares of Zevotek common stock.  Our securities were issued only to accredited investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion.  Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

All of the above described investors who received shares of our common stock were provided with access to the filings of Zevotek with the SEC, including the following:

•
Zevotek’s annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by investors in writing, a copy of Zevotek’s most recent Form 10-K under the Exchange Act.

●	The information contained in an annual report on Form 10-K under the Exchange Act.

●
The information contained in any reports or documents required to be filed by Zevotek under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

●	A brief description of the securities being offered, and any material changes in Zevotek’s affairs that are not disclosed in the documents furnished.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

There were no purchases of our equity securities by Zevotek or any affiliated purchasers during any month within the fiscal year covered by this Report.

ITEM 6.        SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reflects our plan of operation.  This discussion should be read in conjunction with the financial statements which are attached to this Report.  This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties.  Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, particularly under the headings “Special Note Regarding Forward-Looking Statements.”

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “Zevotek,” all refer to Zevotek as of the date of this Report.

Results of Operations

Year Ended June 30, 2012 Compared to Year Ended June 30, 2011.

Revenues

Our sales were $8,024 for the year ended June 30, 2012, as compared to $15,540 for the year ended June 30, 2011.  The decrease of $7,516 or 48.4 % was due to lack of merchandising.

Cost of Sales

Our cost of sales was $3,441 for the year ended June 30, 2012, as compared to $8,412 for the year ended June 30, 2011.  The decrease of $4,971 or 59.1% was mainly due to Zevotek writing off obsolete inventory.

Gross Profit

Our gross profit was ($81,530) for the year ended June 30, 2012, as compared to $7,128 for the year ended June 30, 2011.  The decrease of $88,658 or 1244% was mainly due to Zevotek writing off obsolete inventory.

Operating expenses

Operating expenses were $326,583 for the year ended June 30, 2012, as compared to $838,591 for the year ended June 30, 2011.  The decrease of $512,008 or 61.1% was primarily due to reductions in professional fees, CEO compensation and advertising expenses.

Selling expenses were $32,865 for the year ended June 30, 2012, compared to $310,208 for the years ended June 30, 2011.

General and administrative expenses were $253,718 for the year ended June 30, 2012, compared to $528,383 for the year ended June 30, 2011.

Interest expense

We incurred net interest expense of $1,074,055 for the year ended June 30, 2012, as compared to $412,649 for the year ended June 30, 2011, an increase of $661,406 that is attributable to the increase in our convertible promissory note debt and advances payable.  Interest expense for the years ended June 30, 2012 and 2011, consisted primarily of interest on the accretion of our convertible promissory notes and advances payable.

Net Income and Loss

Our net loss was $1,482,168 for the year ended June 30, 2012, as compared to $1,244,112 for the year ended June 30, 2011.  The increase of $238,056 or 12.7 % was due to our increase in interest expenses that is attributable to the increase in our convertible promissory note debt and advances payable.

Our net loss per common share ($4.89) (basic and diluted) for the year ended June 30, 2012, as compared to ($13.23) (basic and diluted) for the year ended June 30, 2011.  The decrease of $8.34 or 63.2 % was mainly due to the increase in the weighted average number of common shares outstanding during fiscal 2012 resulting from the issuances of shares of our common stock for the conversion of debt and interest and services provided.  The weighted average number of outstanding shares was 302,867 (basic and diluted) for fiscal year ended June 30, 2012, as compared to 94,050 (basic and diluted) for the fiscal year ended June 30, 2011.

Liquidity and Capital Resources

 As of June 30, 2012, we had a working capital deficit of $2,423,885.  As of June 30, 2011, we had a working capital deficit of $1,030,872.  Our cash position at June 30, 2012 was $231 as compared to $4,737 as of June 30, 2011.

For fiscal year ended June 30, 2012, net cash used in operating activities was $209,866, consisting primarily of a net loss of $1,482,168 adjusted primarily for amortization of beneficial conversion feature related to our convertible promissory notes of $921,312 and accounts payable and accrued expenses of $165,615.

Cash provided by financing activities totaled $205,360 consisting of proceeds from third party loans and convertible notes payable.

We had no capital expenditures for the years ending June 30, 2012 and 2011.

Seasonality

Our proposed business is not subject to seasonality.

Impact of Inflation

General inflation in the economy has driven the operating expenses of many businesses higher.  We will continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls.  While we are subject to inflation as described above, our management believes that inflation currently does not have a material effect on our operating results.  However, inflation may become a factor in the future.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported.  Note 1 of Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements.  Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition or results of operations.  Specifically, critical accounting estimates have the following attributes:

●	We are required to make assumptions about matters that are highly uncertain at the time of the estimate; and

●	Different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known.  Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

In preparing our financial statements to conform to accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  These estimates include useful lives for fixed assets for depreciation calculations and assumptions for valuing options and warrants.  Actual results could differ from these estimates.

Financing Activities

Since our inception on December 19, 2005 to June 30, 2012, we have raised an aggregate of $2,751,273 in financing through private placement of our common stock, advances and through the issuance of promissory notes to unaffiliated third party investors.

Financing Needs

Since our inception on December 19, 2005 to June 30, 2012, we have generated revenues of $1,413,825 and have incurred a net loss of $8,211,305. It is hoped that we will begin to achieve sustainable revenues within the next 12 months, of which there can be no guarantee. Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again, attempt to further restructure financial obligations and/or seek a strategic merger, acquisition or a sale of assets.

The independent auditor's report on our June 30, 2012 financial statements included in this Annual Report states that our recurring losses raise substantial doubts about our ability to continue as a going concern. At present, we do not have sufficient capital on hand to fund our proposed operations for the next 12 months.  We estimate that we will need at least $500,000 to fund our operations over the next 12 months.  These funds will be spent for merchandising products, accommodating sales orders and paying our operating expenses.

Inflation

The effect of inflation on our revenue and operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

We Need To Hire Specialized Personnel

Although we are committed to the continued development and growth of our business, we will need to engage specialized key personnel to assist Zevotek in the execution of our business model, inasmuch as Jason Ryu, our chief executive officer, does not possess the requisite level of expertise to perform such functions.  It is possible that we will not be able to locate and hire such specialized personnel on acceptable terms.

Quantitative and Qualitative Disclosures About Market Risk

We conduct all of our transactions in U.S. dollars.  We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks.

Stock-Based Compensation

We recognize compensation cost for stock-based awards based on the estimated fair value of the award on date of grant.  We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period.

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles, Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interimimpairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

            In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Zevotek is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Reverse Stock Splits

On September 26, 2011, we filed a certificate of amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effectuate a reverse stock split on a one to 5,000 basis that FINRA approved on October 26, 2011.  All shares and per share amounts quoted herein have been retroactively restated to reflect the 1:5,000 reverse split, unless otherwise stated.

Revenue Recognition

Revenues are recognized in the period that products are provided.  For revenue from product sales, Zevotek recognizes revenue in accordance with Accounting Standards Codification 605, “Revenue Recognition SEC Staff Accounting Bulletin Topic 13” (“ASC 605”).  ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  Zevotek defers any revenue for which the product has not been delivered or is subject to refund until such time that Zevotek and the customer jointly determine that the product has been delivered or no refund will be required.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1, et seq.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Dismissal of Former Certifying Accountants.  On August 27, 2012, Zevotek dismissed its independent auditor, RBSM LLP (“RBSM LLP”), which dismissal was reported in our Current Report filed on August 27, 2012.

RBSM LLP’s reports on Zevotek’s financial statements during the two most recent fiscal years and any subsequent interim period through August 27, 2012, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that RBSM LLP’s reports on Zevotek’s Form 10-K for the year ended June 30, 2011, raised substantial doubt about its ability to continue as a going concern.

The decision to dismiss RBSM LLP was recommended by Zevotek’s board of directors.

During the two most recent fiscal years and any subsequent interim period through August 27, 2012, there have not been any disagreements between Zevotekand RBSM LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RBSM LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

Engagement of New Certifying Accountants.  On August 27, 2012, Zevotek engaged M & K CPAs PLLC, certified public accountants, (“M & K CPAs”) as Zevotek’s independent accountants to report on Zevotek’s balance sheet as of June 30, 2012, and the related combined statements of income, stockholders’ equity and cash flows for the year then ended.  The decision to appoint M & K CPAs was approved by Zevotek’s Board of Directors.  See our Current Report filed with the Commission on August 27, 2012.

During Zevotek’s two most recent fiscal years and any subsequent interim period prior to the engagement of M & K CPAs, neither Zevotek nor anyone on Zevotek’s behalf consulted with M & K CPAs regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Zevotek’s financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by Zevotek in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

Zevotek has provided RBSM LLP with a copy of the disclosures it made in its amended Current Report on Form 8-K/A, Amendment No. 2, which RBSM LLP received no later than the day that the disclosures were filed with the Commission.  The registrant requested that RBSM LLP furnish the registrant with a letter addressed to the Commission stating whether it agreed with the statements made by the registrant in response to Item 304(a) of Regulation S-K, and, if not, stating the respects in which it does not agree.  A copy of RBSM LLP’s amended letter was filed with Current Report on Form 8-K/A, Amendment No. 2 on October 29, 2012.

Zevotek requested M & K CPAs to review the disclosure in its Current Report on Form 8-K/A, Amendment No. 3 before it was filed with the Commission and provided M & K CPAs the opportunity to furnish Zevotek with a letter addressed to the Commission containing any new information, clarification of Zevotek’s expression of its views, or the respects in which it does not agree with the statements made by Zevotek in response its Current Report on Form 8-K/A, Amendment No. 3.  Zevotek has filed on October 29, 2012, such letter from M & K CPAs as an exhibit to the report.

The financial statements included in this Report were audited by M & K CPAs.

ITEM 9A.     CONTROLS AND PROCEDURES.

See Item 9A(T) below.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure and Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended June 30, 2012, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management identified the following conditions that indicated that our internal control over financial reporting and our disclosure controls and procedures were not effective:

●	Accounts payable and accrued expenses are inadequately being maintained as there is no policy for unpaid invoice documentation.

●	Reconciliations of shares outstanding between the accounting records and the stock transfer agent are not performed timely.

●	Our closing process is deficient in assuring accurate information without the assistance of our auditors.

Changes in Internal Control Over Financial Reporting.  There have been no changes in Zevotek’s internal control over financial reporting through the date of this Report or during the period ended June 30, 2012, that materially affected, or is reasonably likely to materially affect, Zevotek’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation.  This Report does not include an attestation report of Zevotek’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Zevotek’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this Report.

Remediation plans for material weaknesses over internal controls.  Our plans to mitigate material weaknesses in disclosure controls and procedures for future filings will be dependent on our ability to obtain adequate financing to fund development of our financial reporting infrastructure.  At this time it is not cost beneficial for us to utilize capital to focus on mitigating financial reporting weaknesses; however, we expect to implement a plan for remediation of these deficiencies when sufficient funding to implement such a plan is available.

ITEM 9B.     OTHER INFORMATION.

None.
PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning the directors and executive officers of Zevotek as of the date of this Report:

Name	Age	Position	Director Since
Jason Ryu	63	Chairman of the Board, President, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer	2012

The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors.  Our current board of directors consists of one director who has expertise in the proposed business of Zevotek.  Upon receipt of sufficient funds to pay for consultants as described elsewhere in this Report either from receipt of funds from borrowing or sales of common stock, we intend to seek directors and officers who would be able to properly execute our proposed business plan.

The foregoing notwithstanding, except as otherwise provided in any resolution or resolutions of the board, directors who are elected at an annual meeting of stockholders, and directors elected in the interim to fill vacancies and newly created directorships, will hold office for the term for which elected and until their successors are elected and qualified or until their earlier death, resignation or removal.

Whenever the holders of any class or classes of stock or any series thereof are entitled to elect one or more directors pursuant to any resolution or resolutions of the board, vacancies and newly created directorships of such class or classes or series thereof may generally be filled by a majority of the directors elected by such class or classes or series then in office, by a sole remaining director so elected or by the unanimous written consent or the affirmative vote of a majority of the outstanding shares of such class or classes or series entitled to elect such director or directors.  Officers are elected annually by the directors.  There are no family relationships among our directors and officers.

We may employ additional management personnel, as our board of directors deems necessary.  Zevotek has not identified or reached an agreement or understanding with any other individuals to serve in management positions, but does not anticipate any problem in employing qualified staff.

A description of the business experience for each of the directors and executive officers of Zevotek is set forth below.

Jason Ryu has been President of Ionair Corporation since 2006 and President of Blink Innovation Group Inc. since 2010. Mr. Ryu, through Ionair Corporation, has a patent application pending with the U.S. Patent Office for the Ionic Bulb and holds patents internationally for the Ionic Bulb.  Zevotek markets and sells the Ionic Bulb under an Exclusive License and Sales Agreement dated February 24, 2009, and pursuant to a non-exclusive Purchasing Representative Agreement between Zevotek and Mr. Ryu dated March 2, 2011, Mr. Ryu has introduced Zevotek to a new third party manufacturer that will produce a next generation version of the Ionic Bulb with new features and improved manufacturing cost.  Mr. Ryu, through Blink Innovation Group Inc., holds a patent in Korea and has a patent application pending with the U.S. Patent Office for a cooking device and method with improved temperature control, on which his line of Jade Cookware is based. Mr. Ryu has over 15 years of executive officer experience managing international importing, exporting and trading businesses.  From 2001 to 2006, he was executive director of E-On Light USA Corp., an international trading firm specializing in the import and export of air-purifiers.  From 1997 to 2006, Mr. Ryu was a partner in Trans World Merchants Inc., an importer and exporter of consumer products.  Before coming to US in 1973, Mr. Ryu taught civil engineering at Dongyang Technical High school in Seoul Korea.  Mr. Ryu received his bachelor of science in civil engineering in 1972 from Hanyang University, Seoul, Korea.

Committees of the Board

We do not currently have an Audit, Executive, Finance, Compensation, or Nominating Committee, or any other committee of the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission.  These persons are required to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms received by us, to our knowledge, no person has failed to timely file a Section 16(a) form during the year ended June 30, 2012.

Other Matters

We have not yet drafted and adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions.  We intend to do so once we reach and maintain greater financial stability.

Communication with Directors

Stockholders and other interested parties may contact any of our directors by writing to them at Zevotek, Inc., at 19 Sylvan Avenue, Second Floor, Englewood Cliffs, New Jersey 07632, Attention: Corporate Secretary.  Our principal executive offices are located at 19 Sylvan Avenue, Second Floor, Englewood Cliffs, New Jersey 07632, telephone and telecopier number (201) 820-0357, and email jryu@zevo-tek.com.

Our board has approved a process for handling letters received by us and addressed to any of our directors.  Under that process, the Secretary reviews all such correspondence and regularly forwards to the directors a summary of all such correspondence, together with copies of all such correspondence that, in the opinion of the Secretary, deal with functions of the board or committees thereof or that he otherwise determines requires their attention.  Directors may at any time review a log of all correspondence received by us that are addressed to members of the board and request copies of such correspondence.

ITEM 11.      EXECUTIVE COMPENSATION.

At present Zevotek has only one executive officer.  The compensation program for future executives will consist of three key elements which will be considered by a compensation committee to be appointed:

●	A base salary;

●	A performance bonus; and

●	Periodic grants and/or options of our common stock.

Base Salary.  Our chief executive officer and all other senior executive officers receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by our chief executive officer.

Performance Bonus.  A portion of each officer’s total annual compensation is in the form of a bonus.  All bonus payments to officers must be approved by our compensation committee based on the individual officer’s performance and company performance.

Stock Incentive.  Stock grants and options are awarded to executive officers based on their positions and individual performance.  Stock grants and options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers.  The compensation committee considers the recommendations of the chief executive officer for stock grants and options to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation.  Stock grants and options for the chief executive officer will be recommended and approved by our board of directors.  See “Market Price of and Dividends on our Common Equity and Related Stockholder Matters - Securities Authorized for Issuance under Equity Compensation Plans.”

It is uncertain when, if ever, we will be in a position to compensate any of our officers or directors.

Summary Compensation Table

The following table sets forth, for our named executive officers for the two completed fiscal years ended June 30, 2012, and 2011:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Jason Ryu (1)	2012	-0-	-0-	-0-	-0-	-0-	-0-	$18,000	$18,000
Robert Babke (2)	2011	$72,000	-0-	-0-	-0-	-0-	-0-	$15,000	$87,000
Adam Engel (3)	2011	-0-	-0-	-0-	-0-	-0-	-0-	$30,000	$30,000
__________
(1)	Mr. Ryu is our current chairman of the board, president, chief financial officer, principal accounting officer, and secretary.
(2)	Mr. Babke was appointed president, chief executive officer, chief financial officer, principal accounting officer, and secretary on February 25, 2010. He resigned on March 19, 2012.
(3)	Mr. Engel was chief executive officer, chief financial officer and director. He resigned February 25, 2010.

It is uncertain when, if ever, we will be in a position to compensate any of our officers or directors.  In fiscal year ended June 30, 2012, we issued 22,045 shares of common stock to Jason Ryu, for services to Zevotek.  These shares were valued at $38,750.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, June 30, 2012:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jason Ryu (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
__________
(1)	Mr. Ryu is our chairman of the board, president, chief financial officer, principal accounting officer, and secretary.

Employment Agreements

As of the date of this Report, Zevotek does not have any employment agreements with any of our officers or any employees, inasmuch as we do not have any employees.

Director Compensation

Our directors do not receive compensation for their services as directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this Report by:

●	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

●	Each director of Zevotek;

●	Each named executive officer of Zevotek; and

●	All directors and officers of Zevotek as a group.

	Shares of Common Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Number	Percent
Jason Ryu	17,196	5.125%
All directors and officers as a group (one person)	17,196	5.125%

(1)
Unless otherwise indicated, the address for each of these stockholders is c/o Zevotek, Inc., at 19 Sylvan Avenue, Second Floor, Englewood Cliffs, New Jersey 07632.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock or preferred stock which he beneficially owns.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  As of the date of this Report, there were issued and outstanding 335,527 shares of our common stock.

Other than as stated above:

●	There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Zevotek; and

●	There are no arrangements or understandings with respect to election of directors or other matters.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

None.

Director Independence

We do not have any independent directors.

Board Meetings and Committees; Annual Meeting Attendance

We have not held any meeting of our board of directors during the fiscal year ended June 30, 2012.

Nominating Committee

As stated above, we do not currently have a Nominating Committee.  Inasmuch as we have only one director, there is no perceived need for a Nominating Committee to select members to our board of directors.  As we grow, we intend to provided for a Nominating Committee.  We do not have a policy that we would or would not consider director candidates recommended by our stockholders.  If a stockholder were to offer a recommendation, we would consider and vote upon the proposed director.

Audit Committee

As stated above, we do not currently have an Audit Committee.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by RBSM LLP for professional services rendered for the audit of our annual financial statements for fiscal years ended June 30, 2012, and 2011, were $0 and $20,000 respectively.

The aggregate fees billed by M & K CPAs for professional services rendered for the audit of our annual financial statements for fiscal year ended June 30, 2012, was $10,000.

The aggregate fees billed by RBSM LLP for professional services rendered for the review of our quarterly financial statements for fiscal years ended June 30, 2012, and 2011, were $15,000 and $15,000 respectively.

Audit Related Fees

We did not pay audit-related fees to RBSM LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal years ended June 30, 2012, and 2011.

We did not pay audit-related fees to M & K CPAs for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal years ended June 30, 2012, and 2011.

Tax Fees

There were no fees billed by RBSM LLP or M & K CPAs for professional services rendered for tax services for fiscal years ended June 30, 2012, and 2011.

All Other Fees

There were no other fees billed by M & K CPAs for professional services rendered during the fiscal years ended June 30, 2012, and 2011.  RBSM LLP billed us $2,400 in fees relating to the review of our S-8 filings for the year ended June 30, 2011.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	All financial statements are included in Item 8 of this Report.

(b)	All finncial statement schedules required to be filed by Item 8 of this Report and the exhibits contained in this Report are included in Item 8 of this Report.

(c)	The following exhibits are attached to this Report:

Exhibit No.	Identification of Exhibits
3.1**
Registrant’s Certificate of Incorporation, filed as an exhibit to our Registration Statement on Form SB-2 (File No. 333-137210), as amended, originally filed with the SEC on September 8, 2006 and incorporated herein by reference.

3.2**
Certificate of Amendment to Registrant’s Certificate of Incorporation, filed as an exhibit to our Registration Statement on Form SB-2 (File No. 333-137210), as amended, originally filed with the SEC on September 8, 2006 and incorporated herein by reference.

3.3**
Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed as an exhibit to our Registration Statement on Form SB-2 (File No. 333-137210), as amended, originally filed with the SEC on September 8, 2006 and incorporated herein by reference.

3.4**
Registrant’s By-Laws, filed as an exhibit to our Registration Statement on Form SB-2 (File No. 333-137210), as amended, originally filed with the SEC on September 8, 2006 and incorporated herein by reference.

3.5**
Certificate of Designations, Powers, Preferences and Rights of Series B Preferred Stock, filed as an exhibit to our Annual Report on Form 10-KSB, as amended, for the year ended June 30, 2008, and incorporated herein by reference.

3.6**	Certificate of Amendment to Certificate of Incorporation, filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 19, 2009, and incorporated herein by reference.
3.7**	Certificate of Amendment to Certificate of Incorporation, filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 27, 2010.
3.8**	Certificate of Amendment to Certificate of Incorporation, Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 28, 2011.
4.1**
Form of Warrant, filed as an exhibit to our Registration Statement on Form SB-2 (File No. 333-137210), as amended, originally filed with the SEC on September 8, 2006, and incorporated herein by reference.

4.6**	Form of Convertible Note, filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2008, and incorporated herein by reference.
4.9**	2010 Equity Incentive Plan, filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on August 26, 2010, and incorporated herein by reference.
4.10**	2011 Equity Incentive Plan, filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on November 19, 2010, and incorporated herein by reference.
4.11**	Fiscal 2012 Equity Incentive Plan, filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on May 20, 2011, and incorporated herein by reference.
10.1**
Form of Subscription Agreement, filed as an exhibit to our Registration Statement on Form SB-2 (File No. 333-137210), as amended, originally filed with the SEC on September 8, 2006 and incorporated herein by reference.

10.2**	Exclusive License and Sales Agreement, filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 27, 2009, and incorporated herein by reference.
10.3**	Distribution Agreement, filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2009, and incorporated herein by reference.
10.4**
Amendment to the 10% Convertible Promissory Note dated as of July 28, 2009, filed as an exhibit to our Annual Report on Form 10-K for the period ended June 30, 2011, and incorporated herein by reference.

10.5**
Amendment to the 10% Convertible Promissory Note dated as of March 9, 2009, filed as an exhibit to our Annual Report on Form 10-K for the period ended June 30, 2011, and incorporated herein by reference.

10.6**
Amendment to the 10% Convertible Promissory Note dated as of March 9, 2009, filed as an exhibit to our Annual Report on Form 10-K for the period ended June 30, 2011, and incorporated herein by reference.

10.7**
Amendment to the 10% Convertible Promissory Note dated as of January 8, 2009, filed as an exhibit to our Annual Report on Form 10-K for the period ended June 30, 2011, and incorporated herein by reference.

10.8**
Amendment to the 10% Convertible Promissory Note dated as of January 8, 2009, filed as an exhibit to our Annual Report on Form 10-K for the period ended June 30, 2011, and incorporated herein by reference.

10.9**
Amendment to the 10% Convertible Promissory Note dated as of May 10, 2009, filed as an exhibit to our Annual Report on Form 10-K for the period ended June 30, 2011, and incorporated herein by reference.

10.10**
Amendment to the 10% Convertible Promissory Note dated as of August 6, 2009, filed as an exhibit to our Annual Report on Form 10-K for the period ended June 30, 2011, and incorporated herein by reference.

21.1*	Subsidiaries of the registrant, filed as an exhibit to our Annual Report on Form 10-K for the period ended June 30, 2011, and incorporated herein by reference.
23.1*	Consent of Independent Certified Public Accountants.
31.1*	Certification of Jason Ryu, Chief Executive Officer of Zevotek, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Jason Ryu, Chief Financial Officer and Principal Accounting Officer of Zevotek, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Jason Ryu, Chief Executive Officer of Zevotek, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Jason Ryu, Chief Financial Officer and Principal Accounting Officer of Zevotek, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
___________
*           Filed herewith.
**         Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEVOTEK, INC.

Date: November 14, 2012.	By:	/s/ Jason Ryu
Jason Ryu, Chief Executive Officer

	By:	/s/ Jason Ryu
Jason Ryu, Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jason Ryu	Chairman of the Board, President, and Chief Financial Officer,	November 14, 2012
JASON RYU	Principal Accounting Officer, and Secretary

PART 1:	FINANCIAL INFORMATION

ITEM 8 – FINANCIAL STATEMENTS

ZEVOTEK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of
Zevotek, Inc.
Stuart, FL 34994

We have audited the accompanying consolidated balance sheets of Zevotek, Inc. and Subsidiary as of June 30, 2012, and the related consolidated statement of operations, changes in stockholders' deficit and cash flows for the year then ended. The financial statements for the year ended June 30, 2011 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. These consolidated financial statements are the responsibility of Zevotek's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Zevotek is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Zevotek's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zevotek, Inc. as of June 30, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Zevotek will continue as a going concern.  As discussed in Note B to the consolidated financial statements, Zevotek has a working capital deficit and an accumulated deficit and may require additional financing to continue in operation.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ M&K CPAs, PLLC Houston, Texas November 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Zevotek, Inc.
Englewood Cliffs, NJ

We have audited the accompanying consolidated balance sheet of Zevotek, Inc. (the "Company") as of June 30, 2011 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zevotek, Inc. as of June 30, 2011, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Certified Public Accountants

New York, New York
October 13, 2011

PART 1:   FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ZEVOTEK, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND 2011

	June 30,	June 30,
	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$231	$4,737
Accounts receivable	-	4,043
Inventory	-	88,323
Total current assets	231	97,103

Other assets:
Licensing agreement	-	40,000
Total assets	$231	$137,103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$939,001	$774,346
Advances payable	199,183	43,823
Convertible notes payable and demand notes (net of debt discount of -0- and $814,962 as of June 30, 2012 and 2011, respectively)	1,285,932	309,806
Total current liabilities	2,424,116	1,127,975

Long term portion of convertible notes payable (net of debt discount of -0- and $106,350 as of June 30, 2012 and 2011, respectively)	50,000	86,080
Total Liabilities	2,474,116	1,214,055
Stockholders' deficit:
Series A Preferred stock, $0.00001 par value; 10,000,000 shares authorized; 50,000 shares issued and outstanding as of June 30, 2012 and 2011	1	1
Series B Preferred stock, $0.00001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of June 30, 2012 and 2011	10	10
Common stock, $0.00001 par value, 5,000,000,000 shares authorized; 335,527 and 220,810 shares issued and outstanding as of June 30, 2012 and 2011, respectively	3	2
Treasury stock, 1 share outstanding as of June 30, 2012 and 2011	-	-
Additional paid in capital	5,737,406	5,652,172
Accumulated deficit	(8,211,305)	(6,729,137)
Total stockholders' deficit	(2,473,885)	(1,076,952)
Total liabilities and stockholders' deficit	$231	$137,103

The accompanying notes are an integral part of these consolidated financial statements.

ZEVOTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	Years Ended June 30,
	2012	2011
REVENUES:
Sales	$8,024	$15,540

Cost of sales	3,441	8.412
Impairment of Inventory	86,113	-

Gross profit	(81,530)	7,128

OPERATING EXPENSES:
Selling	32,865	310,208
General and administrative	253,718	528,383
Impairment of Licensing Agreement	40,000
Total operating expense	326,583	838,591

Loss from operations	(408,113)	(831,463)

OTHER EXPENSE:

Interest Expense	(1,074,055)	(412,649)
Total other expense	(1,074,055)	(412,649)

Net loss before provision for income taxes	(1,482,168)	(1,244,112)

Income taxes	-	-

NET LOSS	$(1,482,168)	$(1,244,112)

Net loss per common share, basic and fully diluted	$(4.89)	$(13.23)

Weighted average number of common shares outstanding, basic and fully diluted	302,867	94,050

The accompanying notes are an integral part of these consolidated financial statements.

ZEVOTEK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Years Ended June 30, 2012 and 2011

	Preferred stock						Common			Additional
	Series A		Series B		Common stock		Stock To	Treasury stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2010	50,000	$1	1,000,000	$10	34,719	$—	$30,000	1	$—	$4,000,804	$(5,485,025)	$(1,454,210)
Common stock issued for services rendered	—	—	—	—	29,272	—	—	—	—	235,413	—	235,413
Common stock issued for accounts payable	—	—	—	—	2,219	—	—	—	—	90,000	—	90,000
Conversion of debt and accrued interest for common stock	—	—	—	—	148,098	2	—	—	—	112,998	—	113,000
Common stock issued to officer and board members	—	—	—	—	4,950	—	—	—	—	45,000	—	45,000
Fair value of beneficial conversion feature	—	—	—	—	—	—	—	—	—	1,137,957	—	1,137,957
Common stock issued to former officer for accrued compensation	—	—	—	—	1,551	—	(30,000)	—	—	30,000	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,244,112)	(1,244,112)
BALANCE, June 30, 2011	50,000	$1	1,000,000	$10	220,810	$2	$—	1	$—	$5,652,172	$(6,729,137)	$(1,076,952)
Common stock issued for services rendered	—	—	—	—	32,545	—	—	—	—	53,000	—	53,000
Conversion of debt and accrued interest for common stock	—	—	—	—	77,854	1	—	—	—	32,234	—	32,235
Shares issued in satisfaction of fractional shares resulting from 1 for 5,000 reverse stock split	—	—	—	—	4,318	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,482,168)	(1,482,168)
BALANCE, June 30, 2012	50,000	$1	1,000,000	$10	335,527	$3	$—	1	$—	$5,737,406	$(8,211,305)	$(2,473,885)

The accompanying notes are an integral part of the consolidated financial statements.

ZEVOTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2012 and 2011

	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,482,168)	$(1,244,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered		53,000	235,413
Common stock issued for interest		-	4,050
Common stock issued to officer and board members as remuneration			45,000
Impairment of Inventory		86,113
Impairment of License Agreement		40,000
Amortization of beneficial conversion feature		921,321	293,254
Changes in operating assets and liabilities:
Accounts receivable		4,043	1,896
Inventory		2,210	9,924
Prepayments and other current assets		-	22,994
Accounts payable and accrued expenses		165,615	142,080
Net cash used in operating activities		(209,866)	(489,501)

CASH FLOWS FROM INVESTING ACTIVITIES:		—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in advances payable; net		155,360	361,721
Proceeds from issuance of convertible notes payable		50,000
Net cash provided by financing activities		205,360	361,721

Net (decrease) increase in cash and cash equivalents		(4,506)	(127,780)
Cash and cash equivalents, beginning of year		4,737	132,517

Cash and cash equivalents, end of year		$231	$4,737

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid		$—	$—
Taxes paid		$—	$—
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of accrued liabilities	$		$120,000
Exchange of convertible debenture for advances payable	$		$1,137,957
Accrued interest converted to convertible note	$		$2,821
Debt and accrued interest converted for shares of common stock		$32,235	$108,949

The accompanying notes are an integral part of the consolidated financial statements.

ZEVOTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

ZEVOTEK, INC. (“Company” or “Registrant”) was organized on March 19, 2005 under the state laws of Delaware with an original name of “The Diet Coffee Company.” On March 1, 2006, we amended our Certificate of Incorporation and changed our name from “The Diet Coffee Company, Inc to Diet Coffee, Inc. On June 25, 2008, Zevotek changed its name to Zevotek, Inc.

Zevotek’s wholly owned subsidiary is Ionic Bulb.com, Inc., a Delaware corporation formed on August 21, 2007, through which it had sold the Ionic Bulb, a patented air purifier that silently emits negative ions using a microchip placed inside a 10,000-hour energy saving compact fluorescent light bulb (CFL). The Ionic Bulb was an eco-easy maintenance-free inexpensive alternative that is designed to clean the air in a 100 square foot area of unpleasant odors and indoor air pollutants that you breathe. Zevotek sold the Ionic Bulb through specialty retail shops, TV commercials, Amazon.com and newionicbulb.com, and it marketed the Ionic Bulb to major U.S. retail stores. It had acquired exclusive worldwide sales and manufacturing rights to a U.S. patented new product named Gung H2O that reduces water use in the home.

Zevotek has currently stopped working on the sales of the Ionic bulb. It is upgrading the bulb. The new ionic bulb will be made using LED light. The new Ionic Bulb will not no longer be using florescent light.

Zevotek plans to sell Gung H20 to major U.S. retail stores and directly to American consumers using TV ads and Internet marketing. After Zevotek tried to market the Gung H2O, it went back to the inventors to make changes due to feedback from the public. After the inventors make the changes Zevotek hopes to market the product sometime in the second to third quarter of 2013.

Our chief executive officer, Mr. Ryu has a history of being an innovator. We expect that he will bring a number of products on board in the upcoming year and believe Zevotek will make instant revenue from these products. We expect to release some of these products in the very near future. We are either waiting to put the finishing touches or most importantly file the proper patents in order to bring the greatest value to our stockholders.

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

Zevotek has adopted the fiscal year end of June 30.

Reverse Stock Split

On September 26, 2011, Zevotek filed a certificate of amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effectuate a reverse stock split on a 1 to 5,000 basis.  The Financial Industry Regulatory Authority (“FINRA”) effected the reverse stock split on October 27, 2011. Each holder of common stock received 1 share of Zevotek’s common stock in exchange for each 5,000 shares of Zevotek’s common stock they owned. Zevotek did not issue fractional shares in connection with the foregoing split.  Fractional shares were rounded up to the nearest whole share. All per share numbers quoted herein are reflective of the 1:5,000 reverse split. All references in the accompanying consolidated financial statements and notes there to have been retroactively restated to reflect the stock split.

Revenue Recognition

For revenue from product sales, Zevotek recognizes revenue in accordance with Accounting Standards Codification 605, “Revenue Recognition SEC Staff Accounting Bulletin Topic 13” (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Zevotek defers any revenue for which the product has not been delivered or is subject to refund until such time that Zevotek and the customer jointly determine that the product has been delivered or no refund will be required.

ASC 605 incorporates Accounting Standards Codification 605-25, “Revenue Recognition Multiple Element Arrangements”.  ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  Zevotek does not have any multiple element arrangements.

Consideration Paid to Customers

Zevotek offers our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales.  No customer incentives are included in sales for the years ended June 30, 2012 and 2011.

Use of Estimates

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For the purpose of the accompanying consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. Zevotek had no cash equivalents as of June 30, 2012 and 2011, respectively.

Inventories / Cost of Goods Sold

Zevotek has adopted a policy to record inventory at the lower of cost or market determined by the first-in-first-out method. The elements of cost that comprise inventory and cost good sold are FOB shipping point costs, freight and destination charges, customs and importation fees and taxes, customer broker fees (if any) and other related costs. Warehousing costs are charged to cost of goods in the period the costs are incurred. Zevotek provides inventory allowances based on estimates of obsolete inventories.

Inventories consist of finished products available for sale to distributors and customers. At June 30, 2012 and 2011, Finished Goods inventory was 0 and $88,323, respectively.

Allowance for doubtful accounts

Zevotek maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, Zevotek considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories.  As of June 30, 2012 and 2011, the allowance for doubtful accounts was $0.

Impairment of long lived assets

Zevotek has adopted Accounting Standards Codification 360 "Property, Plant and Equipment" (“ASC 360”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by Zevotek be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. Zevotek evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Advertising

Zevotek charges the costs of advertising to expenses as incurred.  Zevotek charged $31,446 and $148,479 to operations for the years ended June 30, 2012 and 2011, respectively.

Income Taxes

Zevotek has adopted Accounting Standards Codification 740,  “Income Taxes” (“ASC 740”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant, except basis difference related to certain debts.

Effective January 1, 2007 Zevotek adopted an amendment to the requirements of ASC 740. The amended standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

As a result of implementing ASC 740, there has been no adjustment to Zevotek’s financial statements and the adoption of ASC 740 did not have a material effect on Zevotek’s consolidated financial statements for the years ended June 30, 2012 and 2011.

Research and Development

Zevotek accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standards Codification 730 "Research and Development" (“ASC 730”). Under ASC 730, all research and development costs must be charged to expense as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Zevotek had no expenditures on research and product development for years ended June 30, 2012 and 2011.

Stock Based Compensation

Effective January 1, 2006, Zevotek adopted the requirements of ASC 505 “Equity” and ASC 718-10 “Stock Compensation”, under the modified prospective transition method. The standards require the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period.

Under ASC 718-10, stock based compensation cost will be recognized over the period during which an employee is required to provide service in exchange for the award. ASC 718-10 also requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adoption of ASC 718-10 (the “APIC pool”). Zevotek has evaluated its APIC pool and has determined that it was immaterial as of January 1, 2006. ASC 718-10 also amends ASC 230 “Cash Flows”, to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows.

Loss per Share

Zevotek has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 148,499,367 and 4,836,404,514 shares, respectively at June 30, 2012 and 2011, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject Zevotek to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. Zevotek places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles, Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interimimpairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Zevotek is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

NOTE B - GOING CONCERN MATTERS

The accompanying consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the years ended June 30, 2012 and 2011, Zevotek incurred net losses of $1,482,168 and $1,244,112, respectively.  At June 30, 2012, Zevotek had a working capital deficit of $2,423,885 and accumulated losses of $8,211,305. Zevotek is in default of payment and interest on certain convertible notes payable.

Zevotek is actively pursuing additional convertible debt financing through discussions with its current lenders.  Zevotek cannot predict whether the additional financing will be in the form of equity or debt, or be in another form.  Zevotek may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, Zevotek may be unable to implement its current plans for expansion, repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial conditions and result of operations. These factors, among others, may indicate that Zevotek will be unable to continue as a going concern for a reasonable period of time.

Zevotek has discontinued sales of one its major products, the Ionic Bulb and has re-entered the Development Stage after the year ended June 30, 2012. Zevotek has chosen to no longer sell the fluorescent version of the Ionic Bulb and to develop a next generation bulb utilizing “LEDs” Light Emitting Diodes.

Zevotek's existence is dependent upon management's ability to develop profitable operations. Management anticipates Zevotek may attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional investment in Zevotek. The accompanying consolidated financial statements do not include any adjustments that might result should Zevotek be unable to continue as a going concern.

NOTE C – INVENTORY

Since Zevotek has decided to develop a new Ionic Bulb, utilizing LEDs rather than the current fluorescent version the current finished goods inventory of the Ionic Bulb is obsolete.  Zevotek recorded an Impairment of Inventory of $86,113 for the year ended June 30, 2012.

NOTE D – LICENSING AGREEMENT AND DISTRIBUTION AGREEMENT

On February 24, 2009, Zevotek entered into an Exclusive License and Sales Agreement whereby Zevotek has worldwide exclusive rights to manufacture, market use, sell, distribute and advertise a patented ionic bulb.

In exchange for the exclusive license, Zevotek issued 500 shares of its common stock.  The license was valued at the market price of the underlying security.

On March 2, 2011, Zevotek and the Ionic Bulb patent holder entered into a non-exclusive Purchasing Representative Agreement whereby the patent holder shall introduce Zevotek to a new third party manufacturer that will produce a next generation version of the Ionic Bulb with new features and improved manufacturing cost.  Additionally, the patent holder affirms his obligation to defend against patent infringement.  Zevotek shall pay patent holder a fixed amount per Ionic Bulb ordered from the new manufacturer.  Zevotek agreed to make an advance fee payment by issuance of 5,000 shares of Zevotek’s restricted stock.  The value of the restricted shares applied to payment of the fees is to be based upon the average closing price of Zevotek's common stock for the ten trading days proceeding the date on which the restrictive stock legend may be removed. The term of the agreement is three years with one-year automatic renewals that are subject to minimum fee payments to the patent holder for the first and second renewal term, respectively.  The related shares were issued and expensed during fiscal 2012 for a value of $35,000 based on the grant date fair value of the shares issued.

On December 10, 2010, Zevotek entered into an Exclusive License and Sales Agreement whereby Zevotek has worldwide exclusive rights to develop, manufacture, market, use, sell, distribute and advertise a U.S. patented new product named Gung H2O that reduces water use in the home.

The Licensing Agreement was originally valued at $40,000.  Since Zevotek is no longer marketing and selling the Ionic Bulb, the agreement was considered totally impaired.  A Licensing Agreement Impairment of $40,000 was recorded for the year ended June 30, 2012.

NOTE E- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	June 30, 2012	June 30, 2011
Accounts payable	$2,389	$10,867
Accrued professional fees	217,262	225,163
Accrued payroll and payroll taxes	165,372	161,649
Old disputed accounts payable	136,505	160,756
Accrued interest	333,598	183,507
Other accrued liabilities	83,875	32,404
Total	$939,001	$774,346

NOTE F – ADVANCES PAYABLE

As of June 30, 2012 and 2011, Zevotek owed $199,173 and $43,823, respectively, to a note holder for cash advanced to Zevotek for operating purposes.  The advances accrue interest at 10% per annum and are repayable on demand.

NOTE G - CONVERTIBLE NOTES PAYABLE AND DEMAND NOTES

	June 30, 2012	June 30, 2011
Notes Payable:
Convertible term note (a)	$923	$923
Convertible term note (b)	1,923	1,923
Convertible term note (c)	50,000	50,000
Convertible term note (d)	2,497	2,497
Convertible term note (e)	224	25,174
Convertible term note (f)	11,132	11,132
Convertible term note (g)	26,420	30,920
Convertible term note (h)	190,757	192,430
Convertible term note (i)	34,141	34,141
Convertible term note (j)	22,350	22,530
Convertible term note (k)	945,565	945,527
Convertible term note (l)	10,000	-
Convertible term note (m)	30,000	-
Convertible term note (n)	10,000	-
	1,335,932	1,317,197
Less: discount on debt	-	921,311
	1,335,932	395,886
Less: current portion	(1,285,932)	(309,806)
Long term debt	$50,000	$86,080

a)
On May 14, 2008, Zevotek entered into convertible term notes bearing interest at 10% per annum with a maturity date of May 14, 2010.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below). Zevotek is in default of payment of principal and interest on the note and Zevotek is in discussions with the note holders about amending the conversion terms to cure the default.

b)
On May 27, 2008, Zevotek entered into a convertible term note bearing interest at 10% per annum with a maturity date of May 27, 2010.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).  Zevotek is in default of payment of principal and interest on the note and Zevotek is in discussions with the note holder about amending the conversion terms to cure the default.

c)
On January 1, 2008, Zevotek entered into a convertible term note for the principal amount of $50,000 bearing interest at 7% per annum with a maturity date of June 30, 2008.  This note is convertible into common stock at 90% of the common stock closing price at June 30, 2008, which is $7,200.  Zevotek is in default of payment of principal and interest on the note and Zevotek is in discussions with the note holder about amending the conversion terms to cure the default.

d)
On January 8, 2009, Zevotek entered into convertible term notes bearing interest at 10% per annum with a maturity date of January 8, 2011.   Zevotek is in default of payment of principal and interest on the note and Zevotek is in discussions with the note holder about amending the conversion terms to cure the default. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.0001 per share (see below).

e)
On March 9, 2009, Zevotek entered into convertible term notes bearing interest at 10% per annum with a maturity date of March 9, 2011.   The notes were amended on January 8, 2011 to extend the maturity date to January 8, 2012.  Zevotek is in default of payment of principal and interest on the note and Zevotek is in discussions with the note holder about amending the conversion terms to cure the default. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.1 per share (see below).

f)
Of the convertible term notes entered into on May 14, 2008, certain notes having a principal amount of $11,132 as of June 30, 2012 and 2011 were not amended with respect to their conversion price and, at any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.001 per share. Zevotek is in default of payment of principal and interest on the note and Zevotek is in discussions with the note holder about amending the conversion terms to cure the default.

g)
On July 28, 2009, Zevotek entered into a convertible term note bearing interest at 10% per annum with a maturity date of July 28, 2011.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.1 per share (see below).

h)
On August 6, 2010, Zevotek converted $192,430 of advances payable into a convertible term note bearing interest at 10% per annum with a maturity date of August 6, 2012.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.1 per share (see below).

i)
On January 8, 2009, Zevotek entered into convertible term notes bearing interest at 10% per annum with a maturity date of January 8, 2011.   The notes were amended on January 8, 2011 to extend the maturity date to January 8, 2012. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.1 per share (see below).

j)
On March 9, 2009, Zevotek entered into convertible term notes bearing interest at 10% per annum with a maturity date of March 9, 2011.   Zevotek is in default of payment of principal and interest on the note and Zevotek is in discussions with the note holder about amending the conversion terms to cure the default. At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.1 per share (see below).

k)
On May 10, 2011, Zevotek converted $945,527 of advances payable into a convertible term note bearing interest at 10% per annum with a maturity date of May 10, 2012.   At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.1 per share (see below).

l)
On March 19, 2012, Zevotek entered into a convertible term note bearing interest at 10% per annum with a maturity date of March 19, 2014.  At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.1 per share (see below).

m)
On May 15, 2012, Zevotek entered into a convertible term note bearing interest at 10% per annum with a maturity date of May 15, 2014.  At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.1 per share (see below).

n)
On May 18, 2012, Zevotek entered into a convertible term note bearing interest at 10% per annum with a maturity date of May 18, 2014.  At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.01 per share (see below).

In accordance with Accounting Standards Codification 470-20-65, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“ASC 470-20-65”), Zevotek recognized an imbedded beneficial conversion feature present in the notes. Zevotek allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. Zevotek recognized and measured an aggregate of $314,049 of the proceeds, which was equal to the intrinsic value of the imbedded beneficial conversion feature at the time, to additional paid in capital and a debt discount against the Notes issued during the year ended June 30, 2008. The debt discount attributed to the beneficial conversion feature was originally amortized over the Notes maturity period (two years) as interest expense, adjusted for conversion of debt to common stock. In January 2009 through March 2009, Zevotek restructured certain Notes to a conversion rate of $0.0001 per share with a two year term and accordingly fully amortized the remaining debt discount of $206,160. In accordance with ASC 470-20-65, Accounting for Convertible Securities with Beneficial Conversion Features, Zevotek recognized an imbedded beneficial conversion feature present in the notes. Zevotek recognized and measured an aggregate of $457,849 of the proceeds, which is equal to the intrinsic value of the imbedded amended beneficial conversion feature, to additional paid in capital and a debt discount against the Notes issued during the year ended June 30, 2009. The remaining debt discount attributed to the original beneficial conversion feature was expensed at the time the Notes were amended and the $457,849 assigned to the amended beneficial conversion feature is being amortized over the Notes maturity period.

On July 28, 2009, Zevotek issued a $44,000 convertible note having the same terms as the amended outstanding convertible notes.  Zevotek recognized and measured an aggregate of $44,000 of the proceeds, which is equal to the intrinsic value of the imbedded amended beneficial conversion feature, to additional paid in capital and a debt discount against the note issued, with the discount being amortized over the note’s two-year term.

On August 6, 2010, Zevotek converted $192,430 of advances payable into a convertible note.  Zevotek recognized and measured an aggregate of $192,430 of the advances payable, which is equal to the intrinsic value of the imbedded amended beneficial conversion feature, to additional paid in capital and a debt discount against the note issued, with the discount being amortized over the note’s two-year term.

On May 10, 2011, Zevotek converted $945,527 of advances payable into a convertible note.  Zevotek recognized and measured an aggregate of $945,527 of the advances payable, which is equal to the intrinsic value of the imbedded amended beneficial conversion feature, to additional paid in capital and a debt discount against the note issued, with the discount being amortized over the note’s one-year term.

During the years ended June 30, 2012 and 2011, amortization related to the beneficial conversion feature on the convertible notes was $921,312 and $293,254, respectively.

In or about May 2010, an alleged assignee (the “Assignee”) of certain convertible promissory notes commenced an action by the filing of a summons and complaint against Zevotek alleging a failure to comply with its demands to convert principal and interest under Zevotek’s promissory notes in Company common stock.  Zevotek served and filed its Answer on July 21, 2010, in which it denied the material allegations of the complaint and asserted numerous affirmative defenses.  The parties have entered into a stipulation of settlement resolving this action on November 4, 2010 and a final judgment and injunction were entered on November 12, 2010, pursuant to which Zevotek agreed to issue stock once a month to the Assignee until it has issued a total of 36,400 shares of common stock. As of June 30, 2011, Zevotek has issued 36,400 shares of its common stock to the Assignee and fully satisfied the judgment.

NOTE H – STOCKHOLDERS EQUITY

Preferred Stock

Zevotek has authorized 10,000,000 shares of Preferred Stock of which 50,000 shares have been designated as Series A Preferred Stock, par value $0.00001, and 1,000,000 shares have been designated as Series B Preferred Stock, par value $0.00001 within the limitations and restrictions stated in the Certificate of Incorporation of Zevotek.

Zevotek issued 50,000 shares of Series A Preferred Stock. Each share of the Series A Preferred Stock is entitled to 10,000 votes on all matters submitted to the stockholders of Zevotek. The holders of the Series A Preferred Stock are not granted any preference upon the liquidation, dissolution or winding up of the business of Zevotek. The Series A Preferred Stock is not convertible into Common Stock.

Zevotek designated and issued 1,000,000 shares of Series B Preferred Stock.  On May 14, 2008, Zevotek and a third party note holder entered into an exchange agreement under which the third party note holder exchanged a $21,026 promissory note for 1,000,000 shares of Series B Preferred Stock.   Each share of Series B Preferred Stock is entitled to 5,000 votes on all matters submitted to the stockholders of Zevotek. Subsequently, the third party note holder, Anthony Intrieri, became Chairman of the Board of Directors. On September 12, 2011, the Estate of Anthony Intrieri ("Estate") sold 1,000,000 shares of Zevotek's Series B Preferred Stock to an unrelated third party.  The Estate obtained the shares following the passing of Mr. Intrieri, Zevotek's former Chairman of the Board of Directors and sole Series B Preferred stockholder.

Common Stock

Zevotek effectuated a 1 for 50 reverse stock split on June 26, 2008. All common stock and related information has been retroactively restated. In addition, contemporaneously with the stock split Zevotek increased its authorized Common stock, par value $0.00001 to 1,000,000,000 shares. Prior to this date, the authorized shares were 200,000,000 shares. On October 14, 2009, Zevotek authorized capital was increased to 5,000,000,000.

On September 24, 2010, Zevotek filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate a reverse split on a 1 to 20 basis (the “Reverse Split”).  On October 6, 2010, Financial Industry Regulatory Authority (“FINRA”) approved the Reverse Split and each holder of common stock received 1 share of Zevotek’s common stock for each 20 shares of Zevotek’s common stock they owned. Zevotek did not issue fractional shares in connection with the foregoing stock split.  Fractional shares were rounded up to the nearest whole share.  All per share numbers quoted herein are reflective of the Reverse Split.

On September 26, 2011, Zevotek filed a certificate of amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effectuate a reverse stock split on a 1 to 5,000 basis.  On October 27, 2011, Financial Industry Regulatory Authority (“FINRA”) approved the Reverse Split and each holder of common stock received 1 share of Zevotek’s common stock for each 5,000 shares of Zevotek’s common stock they owned. Zevotek did not issue fractional shares in connection with the foregoing stock split.  Fractional shares were rounded up to the nearest whole share.  All per share numbers quoted herein are reflective of the Reverse Split.

At June 30, 2012 and 2011, common shares issued and outstanding were 335,527 and 220,810, respectively.

On November 17, 2010, Zevotek adopted its 2011 Equity Incentive Plan (“2011 Plan”). Zevotek is permitted to issue up to 12,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to directors, officers, consultants, advisors and employees of Zevotek.  As of June 30, 2012, there were 12,000 shares issued under this 2011 Plan.

On May 5, 2011, Zevotek adopted its Fiscal 2012 Equity Incentive Plan (“2012 Plan”). Zevotek is permitted to issue up to 30,000 shares of common stock under the Plan in the form of stock options, restricted stock awards, and stock awards to directors, officers, consultants, advisors and employees of Zevotek.  As of June 30, 2012, there were 19,500 shares issued under this 2012 Plan.

During the year ended June 30, 2011, Zevotek issued 31,492 shares of common stock, valued at $325,413 for services, accrued expenses and accounts payable. Shares were valued according to the closing price of the common stock on the date it was granted.

During the year ended June 30, 2011, Zevotek converted debt and accrued interest of $113,000 into 148,098 shares of common stock.  The conversion was in accordance with the original note agreement, therefore no gain or loss was recorded for this transaction.

During the year ended June 30, 2011, Zevotek issued 4,950 shares of its common stock, valued at $45,000, to its Chief Executive Officer and two of its directors as compensation. Shares were valued according to the closing price of the common stock on the date it was granted.

During the year ended June 30, 2011, Zevotek issued 1,551 shares valued at $30,000 to a former officer to satisfy a claim included in common stock to be issued. Shares were valued according to the closing price of the common stock on the date it was granted.

During the year ended June 30, 2012, Zevotek issued 32,545 shares of common stock, valued at $53,000 for consulting services. Shares were valued according to the closing price of the common stock on the date it was granted.

During the year ended June 30, 2012, Zevotek converted debt and accrued interest of $32,235 into 77,854 shares of common stock.  The conversion was in accordance with the original note agreement, therefore no gain or loss was recorded for this transaction.

During the year ended June 30, 2012, Zevotek issued 4,318 shares of common stock in satisfaction of fractional shares resulting from a 1 for 5,000 reverse stock split.

Treasury Stock
As of June 30, 2012 and 2011, Zevotek had 1 share of common stock held in treasury, which carried at $0 based on cost.

NOTE I - INCOME TAXES

Zevotek recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. Management estimates that at June 30, 2012, Zevotek has available for federal income tax purposes a net operating loss carry forward of approximately $6 million expiring by the year 2031 that may be used to offset future taxable income. Due to significant changes in Zevotek's ownership, the future use of its existing net operating losses may be limited.

Zevotek has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of Zevotek; it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of June 30, 2012 are as follows:

Net operating loss carry forward	$2,400,000
Valuation allowance	(2,400,000)
Net	$0

Zevotek has not filed their federal or state income tax returns for fiscal years ended June 30, 2006 through June 30, 2012. The above is determined under the assumption as if Zevotek has filed its income tax returns through June 30, 2012.

Although the taxing authorities impose penalties for non-filing, Zevotek does not believe any penalties will be enforced since there is no tax due.

NOTE J - STOCK OPTIONS AND WARRANTS

During the years ended June 30, 2012 and 2011, Zevotek did not issue any stock warrants or options.  As of June 30, 2012, there are no outstanding stock warrants or options.

NOTE K - COMMITMENTS AND CONTINGENCIES

U.S. Federal Trade Commission Settlement
On March 26, 2007, Zevotek received a letter from the U.S. Federal Trade Commission (“FTC”) whereby former management was informed that the FTC was conducting an investigation into advertising claims made for weight loss product known as “Slim Coffee.”  The purpose of the investigation was to determine whether former management, in connection with its sales of Slim Coffee, engaged in unfair or deceptive acts or practices and false advertising.  A negotiated settlement was reached with the FTC under which Zevotek, its former management did not admit any wrongdoing.  On January 10, 2008, pursuant to a stipulated final judgment and order, the United States District Court, Southern District of New York, entered a final judgment and order against Zevotek in the amount of $923,910.  The full amount of the judgment, and payment of any portion of it is suspended and cannot be reinstated so long as (a) Zevotek abides by the reporting and monitoring requirements of the judgment, (b) does not make false advertising claims in connection with any of its products in the future, and (c) its past financial disclosures to the FTC were materially accurate. Zevotek plans to comply with the terms of the stipulation and do not anticipate incurring a liability for the judgment, however there can be no assurance of compliance.  Should Zevotek fail to comply with the FTC’s final judgment, this could have a material adverse effect on Zevotek’s business, financial condition and results of operations.

Licenses

On February 24, 2009, Zevotek entered into an Exclusive License and Sales Agreement whereby Zevotek obtained worldwide exclusive rights to manufacture, market use, sell, distribute and advertise certain licensed products.  The license is on a year to year basis with automatic renewal and is subject to becoming non-exclusive should Zevotek fail to files all quarterly and annual reports by due dates, inclusive of allowable extensions.  In exchange for the exclusive license, Zevotek issued 500 shares of its common stock.

On March 2, 2011, Zevotek and the Ionic Bulb patent holder entered into a non-exclusive Purchasing Representative Agreement whereby the patent holder shall introduce Zevotek to a new third party manufacturer that will produce a next generation version of the Ionic Bulb with new features and improved manufacturing cost.  Additionally, the patent holder affirms his obligation to defend against patent infringement.  Zevotek shall pay patent holder a fixed amount per Ionic Bulb ordered from the new manufacturer.  Zevotek agreed to make an advance fee payment by issuance of 5,000 shares of Zevotek’s restricted stock.  The value of the restricted shares applied to payment of the fees is to be based upon the average closing price of Zevotek's common stock for the ten trading days preceding the date on which the restrictive stock legend may be removed. The term of the agreement is three years with one-year automatic renewals that are subject to minimum fee payments to the patent holder for the first and second renewal term, respectively.

Gung H2O License

On December 10, 2010, Zevotek entered into an Exclusive License and Sales Agreement whereby Zevotek has worldwide exclusive rights to develop, manufacture, market, use, sell, distribute and advertise a U.S. patented new product named Gung H2O that reduces water use in the home. The license has a five-year initial term with automatic annual renewals and is not subject to minimum payments to the licensor.

Payroll Taxes

At June 30, 2012, Zevotek is delinquent with filing and remitting payroll taxes of approximately $92,000 including estimated penalties and interest related to payroll taxes withheld since April 2007. Zevotek has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although Zevotek has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Sales Taxes

At June 30, 2012, Zevotek is delinquent with remitting sales taxes of approximately $46,300, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. Zevotek has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although Zevotek has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Legal

On or about May 2010, an alleged assignee (the “Assignee”) of certain convertible promissory notes commenced an action by the filing of a summons and complaint against Zevotek alleging a failure to comply with its demands to convert principal and interest under Zevotek’s promissory notes in Company common stock.   The parties entered into a stipulation of settlement resolving this action on November 4, 2010 and a final judgment and injunction were entered on November 12, 2010, pursuant to which Zevotek agreed to issue stock once a month to the Assignee until it issued a total of 36,400 shares of common stock, which has been fully satisfied as of June 30, 2011.

NOTE L - FAIR VALUE MEASUREMENT

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

The carrying value of Zevotek’s cash, accounts receivable, prepayments, accounts payable, advances payable, convertible notes payable, and other current assets and liabilities approximate fair value because of their short-term maturity.  All other significant financial assets, financial liabilities and equity instruments of Zevotek are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

As of June 30, 2012, there were no financial assets or liabilities that were measured at fair value on a recurring basis.