Form 10-K/A
period 2012-06-30
Zevotek, Inc
filed 2012-11-16
CIK 1364208

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________________________________________

FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

On November 14, 2012, we filed with the Securities and Exchange Commission our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.  At the time we filed our Annual Report, we did not have the required XBRL filing ready.  This Amendment No. 1 to our Form 10-K filed on November 14, 2012, is being filed to include the required XBRL information required by the rules of the Commission.

The filing of this Form 10-K/A, Amendment No. 1, is not an admission that our Form 10-K filed on November 14, 2012, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

Except with respect to the required XBRL format, no other changes have been made to our Annual Report on Form 10-K filed November 14, 2012.  We have not updated the disclosures in this Form 10-K/A, Amendment No. 1, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

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

ZEVOTEK, INC.

Date: November 16, 2012.	By:	/s/ Jason Ryu
Jason Ryu, Chief Executive Officer

	By:	/s/ Jason Ryu
Jason Ryu, Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jason Ryu	Chairman of the Board, President, and Chief Financial Officer,	November 16, 2012
JASON RYU	Principal Accounting Officer, and Secretary

PART 1:	FINANCIAL INFORMATION

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