Form 10-Q
period 2012-09-30
Zevotek, Inc
filed 2012-11-19
CIK 1364208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934,

For the quarterly period ended September 30, 2012

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 333-137210

ZEVOTEK, INC.
(Exact name of issuer as specified in its charter)

Delaware	05-0630427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Sylvan Avenue, Second Floor
Englewood Cliffs, New Jersey 07632
(Address of principal executive offices)

Registrant’s telephone number, including area code: (201) 820-0357

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 2(b)-2 of the Exchange Act).  Yes ☐ No ☑

At November 16, 2012, the registrant had outstanding 335,527 shares of common stock.

Quarterly Report on Form 10-Q for the
Quarterly Period Ended September 30, 2012

PART 1:  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ZEVOTEK, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2012	2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$203	$231
Total current assets	203	231

Total assets	$203	$231

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$990,147	$939,001
Advances payable	199,183	199,183
Convertible notes payable and demand notes (net of debt discount of -0- and -0- as of September 30, 2012 and June 30, 2012, respectively)	1,285,932	1,285,932
Total current liabilities	2,475,262	2,424,116

Long term portion of convertible notes payable (net of debt discount of -$28,466 and -0- as of September 30, 2012 and June 30, 2012, respectively)	71,534	50,000

Total Liabilities	2,546,796	1,214,055
Stockholders' deficit:
Series A Preferred stock, $0.00001 par value; 10,000,000 shares authorized; 50,000 shares issued and outstanding as of September 30, 2012 and June 30, 2012	1	1
Series B Preferred stock, $0.00001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2012 and June 30, 2012	10	10
Common stock, $0.00001 par value, 5,000,000,000 shares authorized; 335,527 and 335,527 shares issued and outstanding September 30, 2012 and June 30, 2012, respectively	3	3
Treasury stock, 1 share outstanding September 30, 2012 and June 30, 2012	-	-
Additional paid in capital	5,767,406	5,737,406
Accumulated deficit since re-entering the development stage	(102,708)	-
Accumulated deficit	(8,211,305)	(8,211,305)
Total stockholders' deficit	(2,546,593)	(2,473,885)
Total liabilities and stockholders' deficit	$203	$231

The accompanying notes are an integral part of these consolidated financial statements.

ZEVOTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	From Inception of Development Stage on July 1, 2012 to September 30, 2012
REVENUES:
Sales	$-	$374	$-
			-
Cost of sales	-	246	-

Gross profit	-	128	-

OPERATING EXPENSES:
Selling	-	14,985	-
General and administrative	61,486	75,919	61,486
Total operating expense	61,486	90,904	61,486

Loss from operations	(61,486)	(90,776)	(61,486)

OTHER EXPENSE:

Interest Expense	(41,222)	(302,346)	(41,222)
Total other expense	(102,708)	(302,346)	(41,222)

Net loss before provision for income taxes	(102,708)	(393,122)	(102,708)

Income taxes	-	-	-

NET LOSS	$(102,708)	$(393,122)	$(102,708)

Net loss per common share, basic and fully diluted	$(0.31)	$(1.42)	$(0.31)

Weighted average number of common shares outstanding, basic and fully diluted	335,527	277,504	$335,527

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2012 and 2011
(UNAUDITED)

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011	From Inception of Development Stage on July 1, 2012 to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(102,708)	$(393,122)	$ (102,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services rendered		-	5,000	-
Common stock issued for interest		-	39	-
Amortization of beneficial conversion feature		1,534	263,140	1,534
Changes in operating assets and liabilities:
Accounts receivable		-	1,907	-
Inventory		-	246	-
Prepayments and other current assets		-	(8,200)	-
Accounts payable and accrued expenses		51,146	49,099	51,146
Net cash used in operating activities		(50,028)	(81,891)	(50,028)

CASH FLOWS FROM INVESTING ACTIVITIES:		—	—	---

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in advances payable; net		-	79,100	-
Proceeds from issuance of convertible notes payable		50,000		50,000
Net cash provided by financing activities		50,000	79,100	50,000

Net (decrease) increase in cash and cash equivalents		(28)	(2,791)	(28)
Cash and cash equivalents, beginning of year		231	4,737	231

Cash and cash equivalents, end of year		$203	$1,946	203

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Interest paid		$—	$—	---
Taxes paid		$—	$—	---
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of accrued liabilities	$		$6,743
Common Stock issued for purchasing representative agreement	$		$5,500	-
Debt discount due to beneficial conversion feature		$30,000		30,000
Debt and accrued interest converted for shares of common stock	$		$30,522

The accompanying notes are an integral part of the consolidated financial statements.

ZEVOTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

Consideration Paid to Customers

Zevotek offers our customers certain incentives in the form of cooperative advertising arrangements, product markdown allowances, trade discounts, cash discounts, and slotting fees. Markdown allowances, trade discounts, cooperative advertising program participation and cash discounts are all recorded as reductions of net sales.  No customer incentives are included in sales for the years ended September 30, 2012 and 2011.

Use of Estimates

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For the purpose of the accompanying consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. Zevotek had no cash equivalents as of September 30, 2012 and June 30, 2012, respectively.

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

Inventories consist of finished products available for sale to distributors and customers. At September 30, 2012 and June 30, Zevotek had no inventory.

Allowance for doubtful accounts

Zevotek maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value, including reserves for customer and other receivable allowances and incentives. In estimating the provision for doubtful accounts, Zevotek considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories.  As of September 30, 2012 and June 30, 2012, the allowance for doubtful accounts was $0.

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

Advertising

Zevotek charges the costs of advertising to expenses as incurred.  Zevotek charged $0 and $580 to operations for the three months ended September 30, 2012 and 2011, respectively.

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

Research and Development

Zevotek accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standards Codification 730 "Research and Development" (“ASC 730”). Under ASC 730, all research and development costs must be charged to expense as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Zevotek had no expenditures on research and product development for the three months ended September 30, 2012 and 2011.

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

Loss per Share

Zevotek has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Potentially dilutive shares of common stock realizable from the conversion of our convertible debentures of 150,982,468 and 4,139,729,900 shares, respectively at September 30, 2012 and 2011, are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject Zevotek to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. Zevotek places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Recent Accounting Pronouncements

Zevotek has reviewed all recently issued , but not yet effective accounting pronouncements and does not believe the future apoption of any such pronouncements will have a material impact on its consolidated financial condition or the results of its operations.

NOTE B - GOING CONCERN MATTERS

The accompanying consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the three months ended September 30, 2012 and 2011, Zevotek incurred net losses of $102,708 and $393,122 respectively.  At September 30, 2012, Zevotek had a working capital deficit of $2,575,059 and accumulated losses of $8,314,013. Zevotek is in default of payment and interest on certain convertible notes payable.

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

NOTE D- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	September 30, 2012	June 30, 2012
Accounts payable	$1,591	$2,389
Accrued professional fees	226,482	217,262
Accrued payroll and payroll taxes	166,868	165,372
Old disputed accounts payable	136,505	136,505
Accrued interest	373,286	333,598
Other accrued liabilities	85,415	83,875
Total	$990,147	$939,001

NOTE E – ADVANCES PAYABLE

As of September 30, 2012 and June 30, 2012, Zevotek owed $199,183 and $199,183, respectively, to a note holder for cash advanced to Zevotek for operating purposes.  The advances accrue interest at 10% per annum and are repayable on demand.

NOTE F - CONVERTIBLE NOTES PAYABLE AND DEMAND NOTES

	September 30, 2012	June 30, 2012
Notes Payable:
Convertible term note (a)	$923	$923
Convertible term note (b)	1,923	1,923
Convertible term note (c)	50,000	50,000
Convertible term note (d)	2,497	2,497
Convertible term note (e)	224	224
Convertible term note (f)	11,132	11,132
Convertible term note (g)	26,420	26,420
Convertible term note (h)	190,757	190,757
Convertible term note (i)	34,141	34,141
Convertible term note (j)	22,350	22,350
Convertible term note (k)	945,565	945,565
Convertible term note (l)	10,000	10,000
Convertible term note (m)	30,000	30,000
Convertible term note (n)	10,000	10,000
Convertible term note (o)	20,000	-
Convertible term note (p)	10,000	-
Convertible term note (q)	10,000	-
Convertible term note (r)	10,000	-
Debt discount	(28,466)	-
	1,357,466)	1,335,932
Less: current portion	(1,285,932)	(1,285,932)
Long term debt	$71,534	$50,000

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

o)
On July 18, 2012, Zevotek entered into a convertible term note bearing interest at 10% per annum with a maturity date of July 18, 2014.  At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.1 per share (see below).

p)
On August 8, 2012, Zevotek entered into a convertible term note bearing interest at 10% per annum with a maturity date of August 8, 2014.  At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.1 per share (see below).

q)
On August 13, 2012, Zevotek entered into a convertible term note bearing interest at 10% per annum with a maturity date of August 13, 2014.  At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.1 per share (see below). This note was fully discounted upon issuance due to a beneficial conversion feature, see below.

r)
On September 14, 2012, Zevotek entered into a convertible term note bearing interest at 10% per annum with a maturity date of September 14, 2014.  At any time at the option of the note holder, principal and interest payments may be paid in common stock at a conversion price of $0.1 per share (see below). This note was fully discounted upon issuance due to a beneficial conversion feature, see below.

In accordance with Accounting Standards Codification 470-20-65, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“ASC 470-20-65”), Zevotek recognized an imbedded beneficial conversion feature present in the notes. Zevotek allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. Zevotek recognized and measured an aggregate of $30,000 of the proceeds, which was equal to the intrinsic value of the imbedded beneficial conversion feature at the time, to additional paid in capital and a debt discount against the Notes issued during the period ended September 30, 2012. The debt discount attributed to the beneficial conversion feature was originally amortized over the Notes maturity period (two years) as interest expense, adjusted for conversion of debt to common stock. Amortization was $1,534 during the period ended September 30, 2012.

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

During the three months ended September 30, 2011, amortization related to the beneficial conversion feature on the convertible notes was $263,140.

NOTE G – STOCKHOLDERS EQUITY

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

During the three months ended September 30, 2011, Zevotek issued 7,500 shares of common stock, valued at $11,743 for services and accrued expenses. Shares were valued according to the closing price of the common stock on the date it was granted.

During the three months ended September 30, 2011, Zevotek issued 5,000 shares of common stock, valued at $5,500 for a non-exclusive Purchasing Representative Agreement. Shares were valued according to the closing price of the common stock on the date it was granted.

During the three months ended September 30, 2011, Zevotek converted debt and accrued interest of $30,561 into 61,121 shares of common stock.  The conversion was in accordance with the original note agreement, therefore no gain or loss was recorded for this transaction.

Treasury Stock

As of September 30, 2012 and June 30, 2012, Zevotek had 1 share of common stock held in treasury, which carried at $0 based on cost.

NOTE H - STOCK OPTIONS AND WARRANTS

During the three months ended September 30, 2012 and 2011, Zevotek did not issue any stock warrants or options.  As of September 30, 2012, there are no outstanding stock warrants or options.

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

Payroll Taxes

At September 30, 2012, Zevotek is delinquent with filing and remitting payroll taxes of approximately $93,000 including estimated penalties and interest related to payroll taxes withheld since April 2007. Zevotek has recorded the delinquent payroll taxes, which are included in accrued expenses on the balance sheet. Although Zevotek has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

Sales Taxes

At September 30, 2012, Zevotek is delinquent with remitting sales taxes of approximately $47,840, including related estimated penalties and interest related to sales taxes withheld since 2006 in the state of New York. Zevotek has recorded the delinquent sales taxes, which are included in accrued expenses on the balance sheet. Although Zevotek has not entered into any formal repayment agreements with the respective tax authorities, management plans to make payment as funds become available. Penalties and interest amounts are subject to increase based on a number of factors that can cause the estimated liability to increase further. Interest and penalties were accrued in an amount estimated to cover the ultimate liability.

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

As of September 30, 2012, there were no financial assets or liabilities that were measured at fair value on a recurring basis.

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

Company History

We were organized on March 19, 2005 under the state laws of Delaware with an original name of “The Diet Coffee Company.” On March 1, 2006, we amended our Certificate of Incorporation and changed our name from “The Diet Coffee Company, Inc.” to “Diet Coffee, Inc.” On June 25, 2008, we changed our name to “Zevotek, Inc.” Our principal executive offices are located at 19 Sylvan Avenue, Second Floor, Englewood Cliffs, NJ 07632. Our telephone number is (201) 820-0357.

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

Comparison of Three Months Ended September 30, 2012 to September 30, 2011

Results of Operations

Revenue

Our sales were $0 for the three months ended September 30, 2012 and $374 for the three months ended September 30, 2011, a decrease of $374 or 100.0%. Sales for the three months ended September 30, 2011 are comprised of Ionic Bulb sold directly to individual consumers who bought the Ionic Bulb on the Internet.

 We have currently stopped working on the sales of the Ionic Bulb. At present, we are working on upgrading the bulb. The new ionic bulb will be made with a LED light, and will no longer use fluorescent light.

Gross Profit

Our gross profit was $0 for the three months ended September 30, 2012 and $128 for the three months ended September 30, 2011, a decrease of $128 or 100.0% which was primarily due to the decrease in sales.  We anticipate improving our gross profit margin through the introduction of a next generation Ionic Bulb.

Operating Expenses

Operating expenses were $61,486 for the three months ended September 30, 2012 and $90,904 for the three months ended September 30, 2011, a decrease of $29,418 or 32.4% which was primarily due to reductions in fulfillment and warehousing costs, salaries, advertising, professional fees and consulting fees.  We incurred $0 and $14,985 in selling expenses during the three months ended September 30, 2012 and 2011, respectively.  Selling expenses for the three months ended September 30, 2011 were comprised of marketing expenses.

Net Loss

Our net loss for the three months ended September 30, 2012 was $102,708 as compared to our net loss of $393,122 for the three months ended September 30, 2011.  The decrease was primarily due to our reductions in operating expenses and interest expenses.

Our net loss per common share was $0.31 (basic and diluted) for the three months ended September 30, 2012 as compared to our net loss per common share of $1.42 for the three months ended September 30, 2011.

The weighted average number of outstanding shares was 335,527 (basic and diluted) for the three months ended September 30, 2012 as compared to 277,504 (basic and diluted) for the three months ended September 30, 2011.

Liquidity and Capital Resources

Overview

As of September 30, 2012, we had a working capital deficit of $2,575,059.  As of June 30, 2012, we had a working capital deficit of $2,423,885.  Our cash position at September 30, 2012 was $203 as compared to $231 at June 30, 2012.

Cash provided by financing activities for the three months ended September 30, 2012 and 2011 totaled $50,000 and $79,100, respectively, consisting of proceeds from issuance of convertible notes payable and advances from a note holder.

Financing Needs

Since our inception on December 19, 2005 to June 30, 2012, we have generated revenues of $1,413,825 and have incurred a net loss of $8,314,013.  It is hoped that we will begin to achieve sustainable revenues within the next 12 months, of which there can be no guarantee. Our ability to achieve profitability is dependent on several factors, including but not limited to, our ability to: generate liquidity from operations and satisfy our ongoing operating costs on a timely basis. We still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets make it more difficult to obtain financing through the issuance of equity or debt securities.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2012.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting, the Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2012 and through the date of filing, the Company did not issue any shares of common stock.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – REMOVED AND RESERVED .

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

ITEM 6 – EXHIBITS

Item No.	Description

31.1	Certification of Jason Ryu, Chief Executive Officer and Chief Financial Officer of Zevotek, Inc. pursuant to Rule 13a-14(a)

32.1	Certification of Jason Ryu, Chief Executive Officer and Chief Financial Officer of Zevotek, Inc. pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEVOTEK, INC.

November 19, 2012	/s/ Jason Ryu
Jason Ryu
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Principal Financial and Accounting Officer)